Form 10-Q
period 1997-03-31
IAT MULTIMEDIA INC
filed 1997-05-13
CIK 1029443

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  March 31, 1997

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

                        Commission File Number 0-22101


                             IAT MULTIMEDIA, INC.
------------------------------------------------------------------------------
            (exact name of registrant as specified in its charter)



           Delaware                                   13-3920210
------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or organization)


                                Aarestrasse 17
                          Geschafshaus Wasserschloss
------------------------------------------------------------------------------
                     CH-5300 Vogelsang-Turgi, Switzerland
                   (Address of principal executive offices)


                           (011) (41) (56) 223-5022
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes  [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

         Class                           Outstanding at April 30, 1997
         -----                           -----------------------------
Common Stock, $.01 par value                  9,600,000 shares

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                                FORM 10-Q INDEX

                   FOR QUARTERLY PERIOD ENDED MARCH 31, 1997




                                                                      Page No.
                                                                      --------
PART I          FINANCIAL INFORMATION

                Item 1.  Financial Statements

                         Consolidated Balance Sheets                        3

                         Consolidated Statements of Operations              4

                         Consolidated Statements of Cash Flows              5


                         Notes to Consolidated Financial Statements       6-7


                Item 2.  Management's Discussion and Analysis of
                         Results of Operations and Financial Condition   8-10

                Item 3.  Quantitative and Qualitative Disclosures          10
                         About Market Risk

PART II.        OTHER INFORMATION

                Item 6.  Exhibits and Report on Form 8-K                   11


Signature Page                                                             12

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                March 31,
                                                                                  1997                December 31,
                                                                              (Unaudited)                 1996
                                                                              ------------            ------------
ASSETS

Current assets:
  Cash                                                                        $      4,324            $    264,661
  Accounts receivable, less allowance for doubtful accounts of
     $35,481 in 1997 and $20,000 in 1996                                           205,786                 309,133

  Inventories                                                                      386,488                 437,128
  Other current assets                                                             146,930                 192,996
                                                                              ------------            ------------
       Total current assets                                                        743,528               1,203,918

Equipment and improvements, less accumulated
 depreciation and amortization                                                     597,799                 638,955

Other assets:
  Other assets                                                                      91,667                  96,667
  Deferred registration costs                                                    1,175,504                 276,525
                                                                              ------------            ------------
                                                                              $  2,608,498            $  2,216,065
                                                                              ============            ============

Liabilities and Stockholders' Equity

Current liabilities:
  Note payable, banks                                                         $  1,954,181            $  1,811,837
  Accounts payable and other current liabilities                                 1,812,264               1,013,400

  Loans payable, stockholders                                                    2,233,327               1,107,407
                                                                              ------------            ------------
       Total current liabilities                                                 5,999,772               3,932,644
                                                                              ------------            ------------


Loans payable, stockholders, net of current portion                                449,479                 963,704
                                                                              ------------            ------------

Series A Convertible Preferred Stock, $.01 par value, redeem-
  able, authorized, issued and outstanding 1,875,000 shares                      1,400,000               1,400,000
                                                                              ------------            ------------


Stockholders' deficit:
  Preferred stock, $.01 par value,
   authorized 500,000 shares, none issued
  Common stock, $.01 par value, authorized 20,000,000 shares,
   issued and outstanding 4,375,000 shares                                          43,750                  43,750
  Capital in excess of par value                                                 8,002,884               8,002,884
  Accumulated deficit                                                          (13,666,651)            (12,293,447)
  Cumulative translation adjustments                                               379,264                 166,530
                                                                              ------------            ------------
       Total stockholders' deficit                                              (5,240,753)             (4,080,283)
                                                                              ------------            ------------
                                                                              $  2,608,498            $  2,216,065
                                                                              ============            ============

See Notes to Consolidated Financial Statements.

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                            Three Months Period
                                                                                               Ended March 31,
                                                                                 ---------------------------------------
                                                                                      1997                        1996
                                                                                 -----------                 -----------
Net Sales                                                                         $   199,005                     515,966

Cost of Sales                                                                         139,511                     340,706
                                                                                  -----------                 -----------

Gross margin                                                                           59,494                     175,260
                                                                                  -----------                 -----------

Operating expense:

  Research and development costs:
     Expenses incurred                                                                656,057                     656,260
     Less participation received                                                       41,175                     195,203
                                                                                  -----------                 -----------
       Research and development costs, net                                            614,882                     461,057
     Selling expenses                                                                 428,686                     436,659
     General and administrative expenses                                              325,329                     352,446
                                                                                  -----------                 -----------
                                                                                    1,368,897                   1,250,162
                                                                                  -----------                 -----------
Operating loss                                                                     (1,309,403)                 (1,074,902)
                                                                                  -----------                 -----------

Other income (expense):
  Interest expense                                                                    (85,318)                    (36,940)
  Interest income                                                                       1,929                        --
  Other income                                                                         19,588                       1,433
                                                                                  -----------                 -----------

Net loss                                                                          $(1,373,204)                $(1,110,409)
                                                                                  ===========                 ===========


Loss per share of common stock                                                    $     (0.24)                $     (0.19)
                                                                                  ===========                 ===========

Weighted average number of common shares
  outstanding                                                                       5,751,715                   5,751,715
                                                                                  ===========                 ===========


See Notes to Consolidated Financial Statements.

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                               Three Months Period
                                                                                                  Ended March 31,
                                                                                       -------------------------------------
                                                                                           1997                     1996
                                                                                       -----------              -----------
Cash flows from operating activities:
  Net loss                                                                             $(1,373,204)             $(1,110,409)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                                                          63,857                   58,480
     Increase (decrease) in cash attributable
      to changes in assets and liabilities:
       Accounts receivable                                                                 129,622                   80,197
       Inventories                                                                          23,483                 (113,793)
       Other current assets                                                                (10,766)                  (9,235)
       Other assets                                                                          5,000
       Accounts payable and other current liabilities                                      273,976                   93,599
                                                                                       -----------              -----------

Net cash used in operating activities                                                     (888,032)              (1,001,161)
                                                                                       -----------              -----------

Net cash used in investing activities, purchases of
  equipment and improvements                                                               (64,988)                 (62,256)
                                                                                       -----------              -----------
Cash flows from financing activities
  Proceeds from loans payable, stockholders                                                746,322                  253,572
  Deferred registration costs paid                                                        (310,128)
  Proceeds from short-term bank loan                                                       257,371                  686,392
                                                                                       -----------              -----------

Net cash provided by financing activities                                                  693,565                  939,964
                                                                                       -----------              -----------

Effect of exchange rate changes on cash                                                       (882)                   5,890
                                                                                       -----------              -----------

Net decrease in cash                                                                      (260,337)                (117,563)

Cash, beginning of period                                                                  264,661                  198,879
                                                                                       -----------              -----------

Cash, end of period                                                                    $     4,324              $    81,316
                                                                                       ===========              ===========

Supplemental disclosures of cash flow information,
  cash paid during the period for interest                                             $    35,950              $    32,856
                                                                                       ===========              ===========

Supplemental schedule of non-cash financing
  activities, deferred registration costs included
  in accounts payable and other liabilities                                            $   588,851              $      --
                                                                                       ===========              ===========

See Notes to Consolidated Financial Statements.

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       INTERIM FINANCIAL INFORMATION - The unaudited interim consolidated financial statements contain all adjustments consisting of normal recurring adjustments, which are, in the opinion of the management of IAT Multimedia, Inc. (the "Company"), necessary to present fairly the consolidated financial position of the Company as of March 31, 1997, and the consolidated results of operations and cash flows of the Company for the three month periods ended March 31, 1997 and 1996 respectively. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Independent Auditors' Report filed with the Securities and Exchange Commission as part of the Company's Registration Statement on Form S-1 filed.

       PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of IAT Multimedia Inc., its wholly owned subsidiary IAT AG, Switzerland, and a 74.9% owned subsidiary, IAT Deutschland GmbH Interaktive Medien Systeme ("IAT GmbH"), Bremen (collectively the "Company"). All intercompany accounts and transactions have been eliminated.

       FOREIGN CURRENCY TRANSLATION - The Company has determined that the local currency of its Switzerland subsidiary, Swiss Francs, is the functional currency. The financial statements of the subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 (SFAS No. 52), "Foreign Currency Translation", SFAS No. 52 provides that all balance sheet accounts are translated at period end rates of exchange (1.44 and 1.35 Swiss Francs for each U.S. Dollar at March 31 1997 and December 31, 1996, respectively), except for equity accounts which are translated at historical rates. Income and expense accounts are translated at the average of the exchange rates in effect during the period. The resulting translation adjustments are included as a separate component of stockholders' deficit, whereas gains or losses arising from foreign currency transactions are included in results of operations.

       LOSS PER COMMON SHARE - Loss per share of common stock is based upon the weighted average number of shares outstanding, including common stock equivalents. Shares of common stock to be placed in escrow upon completion of the public offering, which are common stock equivalents, have been excluded from the calculation of loss per share. The weighted average includes shares and common stock equivalents issued within one year of the completion of the Company's initial public offering (the "IPO") on April 1, 1997 with an issue price less than the anticipated IPO price.

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 2.  INVENTORIES:

                                                March 31,     December 31,
                                                  1997           1996
                                              -----------     -----------
Raw Materials                                 $   362,356     $   406,202
Finished Goods                                     24,132          30,926
                                              -----------     -----------
                                              $   386,488     $   437,128
                                              ===========     ===========

NOTE 3.  SUBSEQUENT EVENT

       On April 1, 1997 the Company completed its IPO and sold 3,350,000 shares of its Common Stock at $6.00 per share, which generated net proceeds of approximately $16,814,000 after Underwriters' commissions and offering expenses of $3,286,000.

ITEM 2.        MANAGEMENTS DISCUSSION AND ANALYSIS OF RESULTS OF
                  OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

       The Company develops, manufactures and markets customizable high quality visual communications systems for use in desktop computers which permit users to hold multi-point video conferences in two or more locations, as well as providing additional video, audio and data transfer features not available in traditional video conferencing systems. Unlike traditional video conferencing companies, the Company's focus is on high quality system solutions.

       The Company has developed two generations and is currently developing a third generation of its technology. The first generation was developed using a large number of computer boards and readily available components as the Company's initial entry in the visual communications field and to assess customer needs. The second generation, utilized in the Company's current systems, is characterized by a substantially reduced number of computer boards and improved capabilities. These systems use a combination of fully programmable digital signal processors and less-flexible hardwired processors. The second generation systems have inherently high prices per unit. Third generation systems, which the Company expects to begin shipping in the third and fourth quarter of 1997, utilize Texas Instruments' C8x programmable digital signal processor and are designed for commercial production with target sales prices below the sales prices of the second generation systems.

       The Company believes that its third generation of systems will be its first systems which have the potential for widespread commercialization and that increasing sales of these products will result in corresponding decreases in sales, and eventual phasing out of its second generation products.

       The Company's revenues have quarterly fluctuations in which the fourth quarter has historically reflected the highest quarterly revenues, as a result of the perceived desire by its customers to deplete allocated budgets for the Company's products prior to the end of the calendar year. There can be no assurance that this trend will continue. Quarterly fluctuations depend in part on the timing of introduction of new products by the Company and its competitors. The Company's sales in the first quarter 1996 were proportionately higher compared to the past years as a result of the introduction of the Company's second generation systems. The volume of sales has decreased in the first quarter 1997 as the customers await the release of the Company's third generation systems.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 1997

The average exchange rate for the U.S. Dollar increased substantially as compared to the Swiss Franc by approximately 20.2% resulting in a decrease in all revenue and expense accounts in the first quarter 1997 by this same percentage. The average Swiss Franc to U.S. Dollar exchange rate was SF 1.43 = $1.00 in the first quarter 1997 as compared to SF 1.19 = $1.00 in the first quarter 1996.

       REVENUES. The Company's revenues for the first quarter 1997 decreased by 61.4% to $199,000 from $516,000 in the comparable period of the prior year. Sales in the first quarter 1996 reached a peak as a result of the introduction of the Company's second generation systems. The volume of sales has dropped in the first quarter 1997 as the customers await the release of the Company's third generation systems.

       COST OF SALES. Cost of sales for the first quarter 1997 decreased to $140,000 from $341,000 in the first quarter 1996. The cost of sales as a percentage of sales increased to 70.1% from 66.0%. This increase is primarily a result of lower gross margins at the end of the life cycle of second generation systems. Additionally, the Company's fixed costs for plant, indirect labor and other costs increased as a percentage of sales.

       RESEARCH AND DEVELOPMENT COSTS. Research and development costs incurred were $656,000 in each of the first quarter 1997 and 1996. The Company has increased the number of employees involved in research and development to complete their third generation of products. The resulting increased payroll costs in Swiss Francs are offset by the strengthening of the U.S. Dollar against the Swiss Franc. Research participations which are reimbursements from Deutsche Telekom, one of the Company's strategic partners, for research and development projects in which each party benefits and at the conclusion of which each party retains legal rights to the products developed ("Research Participations") have decreased to $41,000 in the first quarter 1997 from $195,000 in the first quarter 1996 as a result of the completion of the development project for Deutsche Telekom.

       SELLING EXPENSES. Selling expenses decreased by 1.8% to $429,000 in the first quarter 1997 from $437,000 in the first quarter 1996. Selling expenses vary with the introduction of new products into the market, which is planned for the third or fourth quarter of 1997.

       GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by 7.7% to $325,000 in the first quarter 1997 from $352,000 in the first quarter 1996. The decrease is primarily due to the strengthening of the U.S. Dollar against the Swiss Franc.

       INTEREST. Interest expense increased by 131.0% to $85,000 in the first quarter 1997 from $37,000 in the first quarter 1996, principally due to the increase in stockholder loans.

       NET LOSS. Net loss for the three months ended March 31, 1997 increased by 23.7% to $1,373,000 from $1,110,000 for the comparable prior year period. The loss primarily increased as a result of the Company's decrease in sales, a decrease in research participations and an increase in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

       Cash and cash equivalents decreased by $260,000 during first quarter 1997 as compared to a decrease of $118,000 during first quarter 1996.

       Net cash used in operating activities totaled $888,000 during first quarter 1997 compared to $1,001,000 during first quarter 1996. The decrease is primarily a result of an increase of accounts payable and other current liabilities and a decrease in accounts receivable and inventories.

       Net cash provided by financing activities totaled $694,000 during first quarter 1997 as compared to $940,000 during first quarter 1996. During first quarter 1997 cash was provided by loans from stockholders of $746,000 and an increase of short term bank loans of $257,000 partially offset by an increase of deferred costs in connection with the IPO totaling $310,000. In first quarter 1996 cash was provided by loans from stockholders ($254,000) and an increase of short term bank loans ($686,000).

       IAT AG has a line of credit and two loans with a Swiss bank for approximately $1,320,000 in the aggregate, bearing interest of 6.5% per annum. IAT GmbH has a line of credit with a German bank for approximately $630,000. This loan bears interest at 10.5% annually. The credit lines and loans of the Swiss and German bank were outstanding as of March 31, 1997 and are due on demand. Since the end of April 1997 the Company has been renegotiating the terms and conditions of certain loans with its Swiss bank, which may include repayment of certain indebtedness. In the event the Company is required to pay a portion, or all of its indebtedness to the Swiss bank, it will utilize a portion of the proceeds from the IPO.

       The Company's expenditures are currently exceeding its revenues by approximately $475,000 per month, principally as a result of the continued research and development related to new products and operating losses. Research Participations have declined, and are expected to continue to decline to a minimal level since the Company has developed the base technology for its third generation. Research and development expenses however, are expected to increase moderately during the next quarter in order to develop additional products and customized software which are expected to generate additional revenues for the Company. The Company's ability to become profitable is dependent on the completion of the development of its third generation of products, a timely release of the products and market penetration.

SUBSEQUENT EVENT

       On April 1, 1997 the Company completed its IPO and sold 3,350,000 shares of its Common Stock at $6.00 per share, which generated net proceeds of approximately $16,814,000 after Underwriters' commissions and offering expenses of $3,286,000.

       The Company believes that the proceeds should be sufficient to finance its research and development, expansion of marketing activities, capital and debt service requirements and its working capital requirements for approximately the 18 month period following March 31, 1997. However, the Company's requirements are subject to numerous contingencies associated with the early stage of the Company's third generation products.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                      NOT APPLICABLE

PART II OTHER INFORMATION



ITEM 6.  Exhibits and Reports on Form 8-K:

          (a)   Exhibits
                Exhibit 27 - Financial Data Schedule

          (b)   Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the first quarter of 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                    IAT MULTIMEDIA, INC.



                                                   By: /s/Viktor Vogt
                                                       -------------------
                                                        Dr. Viktor Vogt
                                                        Co-Chairman of the
                                                        Board of Director and
                                                        Chief Executive Officer
                                                        And President

                                                   By: /s/Klaus Grissemann
                                                       -------------------
                                                        Klaus Grissemann
                                                        Chief Financial Officer


Date:  May 14, 1997