Form 10-Q
period 1997-06-30
IAT MULTIMEDIA INC
filed 1997-08-13
CIK 1029443

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1997

[ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
           1934

                         Commission File Number 0-22101


                              IAT MULTIMEDIA, INC.
             (exact name of registrant as specified in its charter)


Delaware                                                   13-3920210
--------                                                   ----------
(State or other jurisdiction of                            (I.R.S Employer
Incorporation or organization)                             Identification No.)

                          Geschaftshaus Wasserschloss
                                 Aarestrasse 17
                      CH-5300 VOGELSANG-TURGI, SWITZERLAND
                    (Address of principal executive offices)

                            (011) (41) (56) 223-5022
                            ------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes __X__        No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

           Class                                   Outstanding at July 31, 1997
----------------------------                       ----------------------------
Common Stock, $.01 par value                       9,605,000 shares

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                                FORM 10-Q INDEX

                   FOR QUARTERLY PERIOD ENDED JUNE 30, 1997


                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Balance Sheets at June 30, 1997                3
                 (unaudited) and December 31, 1996

                 Consolidated Statements of Operations for Three Months      4
                 Period ended June 30, 1997 and 1996 (unaudited)

                 Consolidated Statements of Operations for Six Months        5
                 Period ended June 30, 1997 and 1996 (unaudited)

                 Consolidated Statements of Cash Flows for Six Months        6
                 Period ended June 30, 1997 and 1996 (unaudited)

                 Notes to Consolidated Financial Statements                7-8

         Item 2. Management's Discussion and Analysis of
                 Results of Operations and Financial Condition            9-14

         Item 3. Quantitative and Qualitative Disclosures
                 About Market Risk                                          14

PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                           15


SIGNATURE PAGE                                                              16

                         PART I. FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                June 30,               Year ended
                                                                                  1997                December 31,
                                                                              (unaudited)                 1996
                                                                              ------------            ------------
ASSETS
Current assets:
     Cash and cash equivalents                                                $  9,969,432            $    264,661
     Marketable securities                                                       2,725,623
     Accounts receivable, less allowance for doubtful accounts of
        $ 37'418 in 1997 and $20'000 in 1996                                       190,882                 309,133
     Inventories                                                                   378,953                 437,128
     Prepaid expenses and other current assets                                     394,757                 192,996
                                                                              ------------            ------------
        Total current assets                                                    13,659,647               1,203,918
Equipment and improvements, less accumulated depreciation
     and amortization                                                              644,404                 638,955
Other assets:
     Other assets                                                                  464,849                  96,667
     Deferred registration costs                                                         -                 276,525
                                                                              ------------            ------------
                                                                              $ 14,768,900            $  2,216,065
                                                                              ============            ============
LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current liabilities:
     Notes payable, banks                                                     $  1,489,963            $  1,811,837
     Accounts payable and other current liabilities                                898,003               1,013,400
     Loans payable, stockholders                                                   451,389               1,107,407
                                                                              ------------            ------------
        Total current liabilities                                                2,839,355               3,932,644
                                                                              ------------            ------------
Loans payable, stockholders, net of current portion                                434,896                 963,704
                                                                              ------------            ------------
Series A Convertible Preferred Stock, $.01 par value, redeem-
     able, authorized, issued and outstanding 1,875,000 shares                           -               1,400,000
                                                                              ------------            ------------
Stockholders' equity/(deficit):
     Preferred stock, $.01 par value, authorized 500,000 shares, none issued
     Common stock, $.01 par value, authorized 20,000,000 shares, issued and outstanding 9,600,000 shares at June 30, 1997
        and 4,375,000 shares at December 31, 1996                                   96,000                  43,750
     Capital in excess of par value                                             26,172,273               8,002,884
     Accumulated deficit                                                       (15,216,491)            (12,293,447)
     Cumulative translation adjustments                                            442,867                 166,530
                                                                              ------------            ------------
        Total stockholders' equity/(deficit)                                    11,494,649              (4,080,283)
                                                                              ------------            ------------
                                                                              $ 14,768,900            $  2,216,065
                                                                              ============            ============

                                See Notes to Consolidated Financial Statements

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        Three Months Period
                                                           Ended June 30,
                                                    --------------------------
                                                        1997          1996
                                                    -----------    -----------
Net Sales                                           $   216,246    $   266,516
Cost of Sales                                           106,235        191,953
                                                    -----------    -----------
Gross margin                                            110,011         74,563
                                                    -----------    -----------
Operating expenses:
     Research and development costs:
        Expenses incurred                               771,502        632,596
        Less participations received                     47,506         31,142
                                                    -----------    -----------
            Research and development costs, net         723,996        601,454
     Selling expenses                                   529,652        375,459
     General and administrative expenses                501,121        321,621
                                                    -----------    -----------
                                                      1,754,769      1,298,534
                                                    -----------    -----------
Operating loss                                       (1,644,758)    (1,223,971)
                                                    -----------    -----------
Other income (expense):
     Interest expense                                   (38,465)       (49,128)
     Interest income                                    188,519              -
     Other income/(expense)                              (3,511)        10,982
                                                    -----------    -----------
Net loss                                            $(1,498,215)   $(1,262,117)
                                                    ===========    ===========

Loss per share of common stock                      $     (0.16)   $     (0.22)
                                                    ===========    ===========
Weighted average number of
     common shares outstanding                        9,101,715      5,751,715
                                                    ===========    ===========

                                See Notes to Consolidated Financial Statements

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                       Six Months Period
                                                         Ended June 30,
                                                   --------------------------
                                                       1997          1996
                                                   -----------    -----------
Net Sales                                          $   415,251    $   782,482
Cost of Sales                                          245,746        532,659
                                                   -----------    -----------
Gross margin                                           169,505        249,823
                                                   -----------    -----------
Operating expenses:
     Research and development costs:
        Expenses incurred                            1,427,559      1,288,856
        Less participations received                    88,681        226,345
                                                   -----------    -----------
            Research and development costs, net      1,338,878      1,062,511
     Selling expenses                                  958,338        812,118
     General and administrative expenses               826,450        674,067
                                                   -----------    -----------
                                                     3,123,666      2,548,696
                                                   -----------    -----------
Operating loss                                      (2,954,161)    (2,298,873)
                                                   -----------    -----------
Other income (expense):
     Interest expense                                 (123,783)       (86,068)
     Interest income                                   190,448              -
     Other income                                       16,077         12,415
                                                   -----------    -----------
Net loss                                           $(2,871,419)   $(2,372,526)
                                                   ===========    ===========

Loss per share of common stock                     $     (0.39)   $     (0.41)
                                                   ===========    ===========
Weighted average number of
     common shares outstanding                       7,426,715      5,751,715
                                                   ===========    ===========

                                See Notes to Consolidated Financial Statements

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 Six Months Period
                                                                                   Ended June 30,
                                                                         ---------------------------------
                                                                            1997                   1996
                                                                         -----------           -----------
Cash flows from operating activities:
     Net loss                                                            $(2,871,419)          $(2,372,526)
     Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization                                           138,681               104,184
     Increase (decrease) in cash attributable to
        changes in assets and liabilities:
        Accounts receivable                                                   76,544               528,705
        Inventories                                                           30,854              (298,431)
        Other current assets                                                (191,437)              (11,650)
        Other assets                                                        (368,182)                    -
        Accounts payable and other current liabilities                       (52,684)              113,998
                                                                         -----------           -----------
Net cash used in operating activites                                      (3,237,643)           (1,935,720)
                                                                         -----------           -----------
Cash flows from investing activites
     Purchases of equipments and improvements                               (200,490)             (129,370)
     Purchase of marketable securities                                    (2,725,623)                    -
                                                                         -----------           -----------
Net cash used in investing activites                                      (2,926,113)             (129,370)
                                                                         -----------           -----------
Cash flows from financing activites
     Proceeds from (repayments of) loans payable, stockholders            (1,055,382)              304,131
     Proceeds from issuance of common stock                               17,098,164               819,583
     Payment of preferred stock dividend                                     (51,625)
     Proceeds from (repayments of) short-term bank loan                     (208,634)              728,143
                                                                         -----------           -----------
Net cash provided by financing activites                                  15,782,523             1,851,857
                                                                         -----------           -----------
Effect of exchange rate changes on cash                                       86,004                19,832
                                                                         -----------           -----------
Net increase/(decrease) in cash and cash equivalents                       9,704,771              (193,401)
Cash, beginning of period                                                    264,661               198,879
                                                                         -----------           -----------
Cash and cash equivalents, end of period                                 $ 9,969,432           $     5,478
                                                                         ===========           ===========
Supplemental disclosures of cash flow information,
     cash paid during the period for interest                            $   128,267           $    77,411
                                                                         ===========           ===========
Supplemental schedule of non-cash financing activities, deferred registration costs paid included in other assets
     and in proceeds from issuance of common stock                       $   276,525           $         0
                                                                         ===========           ===========

                                See Notes to Consolidated Financial Statements

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         INTERIM FINANCIAL INFORMATION - The unaudited interim consolidated financial statements contain all adjustments consisting of normal recurring adjustments, which are, in the opinion of the management of IAT Multimedia, Inc. (the "Company"), necessary to present fairly the consolidated financial position of the Company as of June 30, 1997, and the consolidated results of operations and cash flows of the Company for the three months periods and the six month periods ended June 30, 1997 and 1996 respectively. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, including the Independent Auditors' Report, filed with the Securities and Exchange Commission as part of the Company's Registration Statement on Form S-1 (File No. 333-18529).

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of IAT Multimedia, Inc., its wholly owned subsidiary IAT AG, Switzerland, ("IAT Switzerland") and a 74.9% owned subsidiary, IAT Deutschland GmbH Interaktive Medien Systeme ("IAT GmbH"), Bremen. All intercompany accounts and transactions have been eliminated.

         FOREIGN CURRENCY TRANSLATION - The Company has determined that the Swiss Franc, the local currency of IAT Switzerland, is the functional currency. The financial statements of the subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 (SFAS No. 52), "Foreign Currency Translation", SFAS No. 52 provides that all balance sheet accounts are translated at period end rates of exchange (1.44 and 1.35 Swiss Francs for each U.S. Dollar at June 30, 1997 and December 31, 1996, respectively), except for equity accounts which are translated at historical rates. Income and expense accounts are translated at the average of the exchange rates in effect during the period. The resulting translation adjustments are included as a separate component of stockholders' equity/(deficit), whereas gains or losses arising from foreign currency transactions are included in results of operations.

         LOSS PER COMMON SHARE - Loss per share of common stock is based upon the weighted average number of shares outstanding, including common stock equivalents. The weighted average includes shares and common stock equivalents issued within one year of the completion of the Company's initial public offering (the "IPO") on April 1, 1997 with an issue price less than the anticipated IPO price. Shares of common stock placed in escrow upon completion of the IPO have been excluded from the calculation of loss per share.

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 2.  INVENTORIES


                                     June 30,            December 31,
                                       1997                  1996
                                   ------------          ------------
Raw Materials......................$    351,175          $    406,202
Finished Goods.....................      27,778                30,926
                                   ------------          ------------
                                   $    378,953          $    437,128
                                   ============          ============


NOTE 3.  IPO PROCEEDS

                  On April 1, 1997 the Company received the proceeds from its IPO of the sale of 3,350,000 shares of its common stock at $6.00 per share, which generated net proceeds of approximately $16,822,000 after Underwriters` commission and offering expenses of approximately $3,278,000.


NOTE 4.  SUBSEQUENT EVENT

         On July 10, 1997 the Company announced that the board of directors has authorized the institution of a stock repurchase plan under which the company may purchase up to 300,000 shares of common stock as permitted by applicable rules and regulations adopted under federal securities laws. The purchases will be made from time to time in open market transactions at the then-prevailing market price, although the company has no commitment or obligation to purchase all or any of the shares.

         On August 4, 1997 the Company signed a Letter of Intent with Trend Plus GmbH whereby the Company will acquire 90% of Trend Plus' common stock in exchange for $4,000,000 in convertible preferred stock of the Company. The preferred shares will be convertible into common stock 18 months after the closing date of the purchase. The conversion price will be the average closing price of the common stock immediately prior to conversion. As part of the agreement the current owners of Trend Plus will provide approximately $1,150,000 to working capital in form of contributions and loans at and before closing.

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

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

         The Company has developed two generations and is currently developing a third generation of its technology. The first generation was developed using a large number of computer boards and readily available components as the Company's initial entry in the visual communications field and to assess customer needs. The second generation, utilized in the Company's current systems, is characterized by a substantially reduced number of computer boards and improved capabilities. These systems use a combination of fully programmable digital signal processors and less-flexible hardwired processors. The second generation systems have inherently high prices per unit. Third generation systems, which the Company expects to begin shipping at the end of the fourth quarter of 1997 or the first quarter of 1998, utilize Texas Instruments' TMS320C8x programmable digital signal processor and are designed for commercial production with target sales prices below the sales prices of the second generation systems. The Company has encountered various technical problems in the development stage of its third generation products attributable to development work performed by third parties which has resulted in a delay in the introduction of the third generation systems to the market.

         The Company believes that its third generation of systems will be its first systems which have the potential for widespread commercialization and that increasing sales of these products will result in corresponding decreases in sales, and eventual phasing out of its second generation products.

The Company's revenues have quarterly fluctuations in which the fourth quarter has historically reflected the highest quarterly revenues, as a result of the perceived desire by its customers to deplete allocated budgets for the Company's products prior to the end of the calendar year. There can be no assurance that this trend will continue. Quarterly fluctuations depend in part on the timing of introduction of new products by the Company and its competitors. The Company's sales in the six months ended June 30, 1996 were proportionately higher compared to the past years as a result of the introduction of the Company's second generation systems. The volume of sales has decreased in the six months ended June 30, 1997 as the customers await the release of the Company's third generation systems.

RESULTS OF OPERATIONS


THREE MONTH PERIOD ENDED JUNE 30, 1997 COMPARED TO THREE MONTH PERIOD ENDED JUNE 30, 1996

The average exchange rate for the U.S. Dollar increased substantially as compared to the Swiss Franc by approximately 19.0% resulting in a decrease in all revenue and expense accounts in the second quarter 1997 by this same percentage. The average Swiss Franc to U.S. Dollar exchange rate was SF 1.44 = $1.00 in the second quarter 1997 as compared to SF 1.21 = $1.00 in the second quarter 1996.

         REVENUES. The Company's revenues for the second quarter 1997 decreased by 19.1% to $216,000 from $267,000 in the comparable period of the prior year. The decrease is primarily a result of the strengthening of the U.S. Dollar against the Swiss Franc.

         COST OF SALES. Cost of sales for the second quarter 1997 decreased to $106,000 from $192,000 in the second quarter 1996. The cost of sales as a percentage of sales decreased to 49.1% from 72.0%. The decrease is primarily a result of proportionately high royalty income from various customers generating higher profit margins. The decrease is primarily a result of proportionately higher royalty income from various customers generating high profit margins partially offset by sales of second generation systems generating lower gross margins at the end of their life-cycle.

         RESEARCH AND DEVELOPMENT COSTS. Research and development costs incurred increased by 22.0% to $772,000 in the second quarter 1997 from $633,000 in the second quarter 1996. This increase is primarily a result of an increase of development costs incurred by third parties in connection with the development of the wavelet compression technology performed by the Technical University of Berlin and of software and product licenses acquired in connection with the development of the third generation products. Research participations increased by 54.8% to $48,000 for the second quarter 1997 from $31,000 for the second quarter 1996. The increase is primarily a result of research participations through a government subsidy granted in the second quarter 1997 by the state government of Berlin in connection with the development of the wavelet compression technology, which offers up to 300 to 1 compression with scalable data loss ("Wavelet Compression Technology"), by the Technical University of Berlin. The subsidy is granted for 35%-40% of the actual expenditures incurred in Berlin.

         SELLING EXPENSES. Selling expenses increased by 41.3% to $530,000 in the second quarter 1997 from $375,000 in the second quarter 1996. This increase is a result of expenses incurred in connection with the production of market and product communication brochures, an increase in trade fair expenses, an enhancement of the sales and marketing personnel and costs related to the marketing agreement entered into between the Company and General Capital on October 24, 1996, as amended, (the "Marketing Agreement").

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by 55.6% to $501,000 in the second quarter 1997 from $322,000 in the second quarter 1996. The increase is primarily a result of the Company being a public company since April 1, 1997 resulting in D&O liability and life insurance premiums and investor relations services not incurred in the prior year comparable period and in an increase of board member fees, legal and auditing expenses and other corporate overhead.

         INTEREST. Interest expense decreased by 22.4% to $38,000 in the second quarter 1997 from $49,000 in the second quarter 1996 as a result of a reduction in outstanding bank loans. Interest income increased to $189,000 in the second quarter 1997 from zero in the second quarter 1996 as a result of the investment of the IPO proceeds in short and medium-term investments bearing interest in the average of approximately 5.5%.

         NET LOSS. Net loss for the three months ended June 30, 1997 increased by 18.7% to $1,498,000 from $1,262,000 for the comparable prior year period. The loss primarily increased as a result of higher operating expenses partially offset by higher interest income.


SIX MONTH PERIOD ENDED JUNE 30, 1997 COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 1996

The average exchange rate for the U.S. Dollar increased substantially as compared to the Swiss Franc by approximately 20.0% resulting in a decrease in all revenue and expense accounts in the six months ended June 30, 1997 by this same percentage. The average Swiss Franc to U.S. Dollar exchange rate was SF
1.44 = $1.00 in the six months ended June 30, 1997 as compared to SF 1.20 = $1.00 in the six months ended June 30, 1996.

         REVENUES. The Company's revenues for the six months ended June 30, 1997 decreased by 46.9% to $415,000 from $782,000 in the comparable period of the prior year. Sales in the six months ended June 30, 1996 reached a peak as a result of the introduction of the Company's second generation systems. The volume of sales has dropped in the six months ended June 30, 1997 as the customers await the release of the Company's third generation systems.

         COST OF SALES. Cost of sales for the six months ended June 30, 1997 decreased to $246,000 from $533,000 in the six months ended June 30, 1996. The cost of sales as a percentage of sales decreased to 59.2% from 68.1%. The decrease is primarily a result of proportionately higher royalty income from various customers generating high profit margins partially offset by sales of second generation systems generating lower gross margins at the end of their life-cycle.

         RESEARCH AND DEVELOPMENT COSTS. Research and development costs incurred increased by 10.8% to $1,428,000 in the six months ended June 30, 1997 from $1,289,000 in the comparable period of the prior year. The Company has increased the number of employees involved in research and development to complete their third generation of products. In addition, this increase is a result of development costs incurred by third parties in connection with the development of the wavelet compression technology performed by the Technical University of Berlin and of software and product licenses acquired in connection with the development of the third generation products. Research participations have decreased by 60.6% to $89,000 for the six months ended June 30, 1997 from $226,000 for the six months ended June 30, 1996. This decrease is primarily a result of the completion in the second quarter 1997 of the joint development projects with Deutsche Telekom, one of the Company's strategic partners. In the six months ended June 30, 1997 $75,000 where received in research participations through a government subsidy granted by the state government of Berlin. The subsidy is granted for 35%-40% of the actual expenditures incurred in Berlin in connection with the development of the Wavelet Compression Technology by the Technical University of Berlin.

         SELLING EXPENSES. Selling expenses increased by 18.0% to $958,000 in the six months ended June 30, 1997 from $812,000 in the six months ended June 30, 1996. This increase is a result of expenses incurred in connection with the production of market and product communication brochures, an increase in trade fair expenses, an enhancement of the sales and marketing personnel and costs related to the Marketing Agreement concluded with General Capital.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by 22.6% to $826,000 in the six months ended June 30, 1997 from $674,000 in six months ended June 30, 1996. The increase is primarily a result of the Company being a public company since April 1, 1997 resulting in D&O liability and life insurance premiums and investor relations services not incurred in the prior year comparable period and in an increase of board member fees, legal and auditing expenses and other corporate overhead.

         INTEREST. Interest expense increased by 44.2% to $124,000 in the six months ended June 30, 1997 from $86,000 in the six months ended June 30, 1996. This increase is principally due to the increase in stockholders' loans in the first quarter 1997 which were repaid in April 1997, partially offset by a reduction of outstanding bank loans in the second quarter 1997. Interest income increased to $190,000 in the six months ended June 30, 1997 from zero in the six months ended June 30, 1996 as a result of the investment of the IPO proceeds in short and medium-term investments bearing interest in the average of approximately 5.5%.

         NET LOSS. Net loss for the six months ended June 30, 1997 increased by 21.0% to $2,871,000 from $2,373,000 for the comparable prior year period. The loss primarily increased as a result of the Company's increase in operating expenses and a decrease in research participations.


LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents increased by $9,705,000 during the six months ended June 30, 1997 as compared to a decrease of $193,000 during the six months ended June 30, 1996. The increase is the result of the IPO proceeds received on April 1, 1997

         Net cash used in operating activities totaled $3,238,000 during the six months ended June 30, 1997 compared to $1,936,000 during the six months ended June 30, 1996. The increase is primarily due to prepaid insurance premiums and marketing agreement expenses and an increase of the net loss for the six months ended June 30, 1997.

         Net cash used in investing activities totaled $2,926,000 during the six months ended June 30, 1997 compared to $129,000 during the six months ended June 30, 1996. The increase is primarily a result of the investment of part of the IPO proceeds in marketable securities.

         Net cash provided by financing activities totaled $15,783,000 during the six months ended June 30, 1997 as compared to $1,852,000 during the six months ended June 30, 1996. During the six months ended June 30, 1997 cash was provided by net proceeds from issuance of common stock of $17,098,000 partially offset by repayments of loans to stockholders and of short-term bank loans and of the payment of the preferred stock dividend. In the six months ended June 30, 1996 cash was provided by loans from stockholders ($304,000), an increase of short term bank loans ($728,000) and net proceeds from issuance of common stock ($820,000).

         IAT Switzerland had a line of credit and two loans with a Swiss bank for approximately $1,320,000 in the aggregate. IAT GmbH has a line of credit with a German bank for approximately $630,000. The credit lines and loans of the Swiss and German bank are due on demand. Since the end of April 1997 the Company has been renegotiating the terms and conditions of certain loans with its Swiss bank, resulting in a reduction of the credit line of approximately $280,000 to approximately $1,040,000. In the event the Company is required to repay a further portion, or all of its indebtedness to the Swiss bank, it will utilize a portion of the proceeds from the IPO.

         The Company's expenditures are currently exceeding its revenues by approximately $500,000 per month, principally as a result of the continued research and development related to new products and operating losses. Research participations have declined, and are expected to continue to decline to a minimal level since the Company has developed the base technology for its third generation. Research and development expenses however, are expected to remain at the present level during the next quarter in order to develop additional products and customized software which are expected to generate additional revenues for the Company. The Company's ability to become profitable is dependent on the completion of the development of its third generation of products, a timely release of the products and market penetration. The timing of revenues is difficult to project. Consequently, the Company has initiated a cost reduction program and is continuing to review the operating plans to reduce costs in all areas.

         Cash and cash equivalents at June 30, 1997 amount to $9,969,000. Investments in marketable securities at June 30, 1997 amount to $2,726,000. The Company believes that its funds should be sufficient to finance its research and development, expansion of marketing activities, capital and debt service requirements and its working capital requirements for approximately the 15 months period following June 30, 1997. However, the Company's requirements are subject to numerous contingencies associated with the early stage of the Company's third generation products.

SUBSEQUENT EVENT

         On July 10, 1997 the Company announced that the board of directors has authorized the institution of a stock repurchase plan under which the company may purchase up to 300,000 shares of common stock as permitted by applicable rules and regulations adopted under federal securities laws. The purchases will be made from time to time in open market transactions at the then-prevailing market price, although the company has no commitment or obligation to purchase all or any of the shares.

         On August 4, 1997 the Company signed a Letter of Intent with Trend Plus GmbH whereby the Company will acquire 90% of Trend Plus' common stock in exchange for $4,000,000 in convertible preferred stock of the Company.

         The preferred shares will be convertible into common stock 18 months after the closing date of the purchase. The conversion price will be the average closing price of the common stock immediately prior to conversion. As part of the agreement the current owners of Trend Plus will provide approximately $1,150,000 to working capital in form of contributions and loans at and before closing.

         Trend Plus is a leading provider of mobile communications to professional clients requiring specialized voice, data and picture transfer known as telematics. Trend Plus provides GSM and satellite-based communication technology network services to corporate clients who require two-way communications via a secure mobile network. The Trend Plus service and billing system enables central station monitoring and voice/data communication with remote equipment and personnel. With its fleet management control system Trend Plus offers a customizable solution for the surveillance of personnel, vehicles, buildings and cargo.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 3.1 -    Amended and Restated Certificate of
                                   Incorporation of the Registrant
                                   (incorporated by reference to Exhibit 3.1 in
                                   the Registrant's Registration Statement on
                                   Form S1 (File No. 333-18529)
                  Exhibit 3.2 -    By-laws of the Registrant  (incorporated  by
                                   reference to Exhibit 3.2 in the
                                   Registrant's Registration Statement on
                                   Form S-1 (File No. 333-18529)
                  Exhibit 4.2 -    Underwriters'  Warrants  (incorporated  by
                                   reference  to Exhibit 4.2 in the
                                   Registrant's Registration Statement on
                                   Form S1 (File No. 333-18529)
                  Exhibit 4.3 -    Warrant issued to Vertical Financial
                                   Holdings (one of a series of warrants with
                                   identical terms) (incorporated by reference
                                   to Exhibit 4.3 in the Registrant's
                                   Registration Statement on Form S1 (File No.
                                   333-18529)
                  Exhibit 4.4 -    Warrant issued to Stockholders (one of
                                   a series of warrants with identical terms)
                                   (incorporated by reference to Exhibit 4.4 in
                                   the Registrant's Registration Statement on
                                   Form S1 (File No. 333-18529)
                  Exhibit 4.5 -    Escrow Agreement (incorporated by
                                   reference to Exhibit 4.5 in the
                                   Registrant's Registration Statement on
                                   Form S1 (File No. 333-18529)
                  Exhibit 11 -     Statement re computation of per share
                                   earnings
                  Exhibit 27 -     Financial Data Schedule

         (b)      Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the second quarter of 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  IAT MULTIMEDIA, INC.



                                                  /s/Viktor Vogt
                                                  ---------------------------
                                                  Dr. Viktor Vogt
                                                  Co-Chairman of the Board of
                                                  Directors and Chief Executive
                                                  Officer and President



                                                  /s/Klaus Grissemann
                                                  ---------------------------
                                                  Klaus Grissemann
                                                  Chief Financial Officer


Date: August 12, 1997