Form 10-Q
period 1997-09-30
IAT MULTIMEDIA INC
filed 1997-11-14
CIK 1029443

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1997
                                          ------------------

[ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
           ACT OF 1934

                        Commission File Number 0-22101
                                               -------

                             IAT MULTIMEDIA, INC.
                             --------------------
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

         Yes [X]        No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

        Class                                  Outstanding at October 31, 1997
----------------------------                   -------------------------------
Common Stock, $.01 par value                   9,555,000 shares

                    IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                               FORM 10-Q INDEX

                FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997





                                                                       Page No.
                                                                       --------
PART I.    FINANCIAL INFORMATION
           Item 1.  Financial Statements

                    Consolidated Balance Sheets at September 30, 1997        3
                    (unaudited) and December 31, 1996

                    Consolidated Statements of Operations for Three Months   4
                    ended September 30, 1997 and 1996 (unaudited)

                    Consolidated Statements of Operations for Nine Months    5
                    ended September 30, 1997 and 1996 (unaudited)

                    Consolidated Statements of Cash Flows for Nine Months    6
                    ended September 30, 1997 and 1996 (unaudited)

                    Notes to Consolidated Financial Statements              7-9

           Item 2.  Management's Discussion and Analysis of
                    Results of Operations and Financial Condition          10-15

           Item 3.  Quantitative and Qualitative Disclosures
                    About Market Risk                                       15

PART II.   OTHER INFORMATION

           Item 2.  Changes in Securities and Use of Proceeds               16

           Item 5.  Other Information                                       16

           Item 6.  Exhibits and Reports on Form 8-K                        16

SIGNATURE PAGE                                                              17

                        PART I. FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                    IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                                      September 30,       Year ended
                                                          1997            December 31,
                                                       (unaudited)           1996
                                                      ------------       ------------
Assets
Current assets:
  Cash and cash equivalents                           $  7,938,344       $    264,661
  Marketable securities                                  3,177,570
  Accounts receivable, less allowance for doubtful
    accounts of $46,520 in 1997 and $20,000 in 1996        127,305            309,133
  Inventories                                              348,566            437,128
  Prepaid expenses and other current assets                319,875            192,996
                                                      ------------       ------------
    Total current assets                                11,911,660          1,203,918

Equipment and improvements, less accumulated
  depreciation and amortization                            655,644            638,955

Other assets:
  Other assets                                             438,030             96,667
  Deferred registration costs                                    -            276,525
                                                      ------------       ------------
                                                      $ 13,005,334       $  2,216,065
                                                      ============       ============

Liabilities and Stockholders' Equity(Deficit)

Current liabilities:
  Notes payable, banks                                $  1,460,726       $  1,811,837
  Accounts payable and other current liabilities           751,347          1,013,400
  Loans payable, stockholders                              448,276          1,107,407
                                                      ------------       ------------
    Total current liabilities                            2,660,349          3,932,644
                                                      ------------       ------------

Loans payable, stockholders, net of current portion        425,690            963,704
                                                      ------------       ------------

Series A Convertible Preferred Stock, $.01 par value,
  redeemable, 1,875,000 shares authorized, 1,875,000
  shares issued and outstanding at December 31, 1996
  and 0 shares issued and outstanding at
  September 30, 1997                                             -          1,400,000
                                                      ------------       ------------

Stockholders' equity(deficit):
  Preferred stock, $.01 par value, authorized
    500,000 shares, none issued
  Common stock, $.01 par value, 20,000,000 shares
    authorized, 9,605,000 shares issued and
    9,555,000 shares outstanding at
    September 30, 1997 and 4,375,000 shares issued
    and outstanding at December 31, 1996                    96,050             43,750
  Capital in excess of par value                        26,194,723          8,002,884
  Accumulated deficit                                  (16,647,906)       (12,293,447)
  Treasury stock at cost, 50,000 shares                   (206,260)                 -
  Cumulative translation adjustments                       482,688            166,530
                                                      ------------       ------------
    Total stockholders' equity(deficit)                  9,919,295         (4,080,283)
                                                      ------------       ------------
                                                      $ 13,005,334       $  2,216,065
                                                      ============       ============

                                       See Notes to Consolidated Financial Statements


                    IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)



                                                      Three Months Ended
                                                         September 30,
                                               --------------------------------
                                                    1997                1996
                                               ------------       -------------
Net Sales                                      $    122,310       $     178,775
Cost of Sales                                        82,867             157,293
                                               ------------       -------------
Gross margin                                         39,443              21,482
                                               ------------       -------------
Operating expenses:

  Research and development costs:
    Expenses incurred                               540,045             663,223
    Less participations received                      5,389              45,726
                                               ------------       -------------
      Research and development costs, net           534,656             617,497
  Selling expenses                                  515,996             344,206
  General and administrative expenses               547,760             367,827
                                               ------------       -------------
                                                  1,598,412           1,329,530
                                               ------------       -------------
Operating loss                                   (1,558,969)         (1,308,048)

Other income (expense):
  Interest expense                                  (45,671)            (52,854)
  Interest income                                   171,874                   -
  Other income(expense)                               1,351                 447
                                               ------------       -------------
Net loss                                       $ (1,431,415)      $  (1,360,455)
                                               ============       =============


Loss per share of common stock                 $      (0.16)      $       (0.24)
                                               ============       =============
Weighted average number of
  common shares outstanding                       9,059,324           5,751,715
                                               ============       =============

                                 See Notes to Consolidated Financial Statements


                    IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                      Nine Months Ended
                                                        September 30,
                                               --------------------------------
                                                   1997                1996
                                               ------------       -------------
Net Sales                                      $    537,561       $     961,257
Cost of Sales                                       328,613             689,952
                                               ------------       -------------
Gross margin                                        208,948             271,305
                                               ------------       -------------

Operating expenses:

  Research and development costs:
    Expenses incurred                             1,967,604           1,952,079
    Less participations received                     94,070             272,071
                                               ------------       -------------
      Research and development costs, net         1,873,534           1,680,008

  Selling expenses                                1,474,334           1,156,324
  General and administrative expenses             1,374,210           1,041,894
                                               ------------       -------------
                                                  4,722,078           3,878,226
                                               ------------       -------------
Operating loss                                   (4,513,130)         (3,606,921)

Other income (expense):
  Interest expense                                 (169,454)           (138,922)
  Interest income                                   362,322                   -
  Other income                                       17,428              12,862
                                               ------------       -------------
Net loss                                       $ (4,302,834)      $  (3,732,981)
                                               ============       =============

Loss per share of common stock                 $      (0.54)      $       (0.65)
                                               ============       =============
Weighted average number of
  common shares outstanding                       7,970,762           5,751,715
                                               ============       =============


                                 See Notes to Consolidated Financial Statements


                    IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                          Nine Months Ended
                                                            September 30,
                                                  --------------------------------
                                                      1997                1996
                                                  ------------       -------------
Cash flows from operating activities:

  Net loss                                        $ (4,302,834)      $  (3,732,981)

  Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                        212,410             166,659
  Common stock issued for services                      22,500                   -

  Increase (decrease) in cash attributable to
    changes in assets and liabilities:
    Accounts receivable                                189,068             491,199
    Inventories                                         58,415            (279,871)
    Other current assets                              (168,748)            (15,859)
    Other assets                                      (341,363)                  -
    Accounts payable and other current liabilities    (192,852)            118,475
                                                  ------------       -------------

Net cash used in operating activites                (4,523,404)         (3,252,378)
                                                  ------------       -------------

Cash flows from investing activites

  Purchases of equipments and improvements            (295,765)           (168,855)
  Purchase of marketable securities                 (3,177,570)                  -
                                                  ------------       -------------

Net cash used in investing activites                (3,473,335)           (168,855)
                                                  ------------       -------------

Cash flows from financing activites
  Proceeds from (repayments of) loans payable,
    stockholders                                    (1,054,310)          1,117,708
  Proceeds from issuance of common stock            17,098,164           1,539,583
  Deferred registration costs                                -            (160,000)
  Payment of preferred stock dividend                  (51,625)                  -
  Payment for treasury stock                          (206,260)                  -
  Proceeds from (repayments of) short-term
    bank loan                                         (226,158)            682,485
                                                  ------------       -------------

Net cash provided by financing activites            15,559,811           3,179,776
                                                  ------------       -------------

Effect of exchange rate changes on cash                110,611              55,962
                                                  ------------       -------------

Net increase(decrease) in cash and cash
  equivalents                                        7,673,683            (185,495)

Cash, beginning of period                              264,661             198,879
                                                  ------------       -------------
Cash and cash equivalents, end of period          $  7,938,344       $      13,384
                                                  ============       =============
Supplemental disclosures of cash flow
  information, cash paid during the
  period for interest                             $    181,028       $     128,281
                                                  ============       =============
Supplemental schedule of non-cash
  operating activities, Common stock issued
  for services                                    $     22,500       $           0
                                                  ============       =============
Supplemental schedule of non-cash financing
  activities, deferred registration costs
  paid included in other assets and in
  proceeds from issuance of common stock          $    276,525       $           0
                                                  ============       =============


                                 See Notes to Consolidated Financial Statements

                                     -6-

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         INTERIM FINANCIAL INFORMATION - The unaudited interim consolidated financial statements contain all adjustments consisting of normal recurring adjustments, which are, in the opinion of the management of IAT Multimedia, Inc. (the "Company"), necessary to present fairly the consolidated financial position of the Company as of September 30, 1997, and the consolidated results of operations and cash flows of the Company for the periods presented. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, including the Independent Auditors' Report, filed with the Securities and Exchange Commission as part of the Company's Registration Statement on Form S-1.

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of IAT Multimedia, Inc., its wholly owned subsidiary IAT AG, Switzerland, ("IAT Switzerland") and a 74.9% owned subsidiary, IAT Deutschland GmbH Interaktive Medien Systeme ("IAT GmbH"), Bremen. All intercompany accounts and transactions have been eliminated.

         FOREIGN CURRENCY TRANSLATION - The Company has determined that the Swiss Franc, the local currency of IAT Switzerland, is the functional currency. The financial statements of the subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 (SFAS No. 52), "Foreign Currency Translation", SFAS No. 52 provides that all balance sheet accounts are translated at period end rates of exchange (1.45 and 1.35 Swiss Francs for each U.S. Dollar at September 30, 1997 and December 31, 1996, respectively), except for equity accounts which are translated at historical rates. Income and expense accounts are translated at the average of the exchange rates in effect during the period. The resulting translation adjustments are included as a separate component of stockholders' equity (deficit), whereas gains or losses arising from foreign currency transactions are included in results of operations.

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

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 2.  INVENTORIES


                                            September 30,         December 31,
                                                1997                  1996
                                           ------------          ------------
Raw Materials..............................$    272,635          $    406,202
Finished Goods.............................      75,931                30,926
                                           ------------          ------------
                                           $    348,566          $    437,128
                                           ============          ============


NOTE 3.  IPO PROCEEDS

                  On April 1, 1997 the Company received the proceeds from its IPO of the sale of 3,350,000 shares of its common stock at $6.00 per share, which generated net proceeds of approximately $16,822,000 after Underwriters` commission and offering expenses of approximately $3,278,000.


NOTE 4.  SUBSEQUENT EVENT

         On November 13, 1997, the Company and Dr. Alfred Simmet, the only limited partner of FSE Computer-Handel GmbH & Co. KG ("FSE") and the only general shareholder of FSE Computer-Handel Verwaltungs GmbH ("FSE GmbH"), which is the only general partner of FSE, entered into a purchase agreement (the "Purchase Agreement"), pursuant to which the Company has agreed to purchase 80% of Dr. Simmet's shares in FSE and 100% of his shares in FSE GmbH for an aggregate purchase price of DM 6.4 million, payable in cash and Common Stock. The Purchase Agreement provides for the payment of the purchase price in two installments. The first installment was payable to Dr. Simmet in an amount of DM 3.2 million in cash and 146,949 shares of Common Stock, which were payable on the date of the Purchase Agreement. The Purchase Agreement further provides that the shares of Common Stock issued to Dr. Simmet shall not be sold or transferred by him prior to November 13, 1998. The second installment of DM 1.6 million is payable in cash to Dr. Simmet on March 13, 1998. As collateral for the payment of the second installment of the purchase price, the Company has issued to Dr. Simmet a bank guaranty for DM 1.6 million. This guaranty has been secured by the Company through the establishment of a letter of credit facility with The Citibank Private Bank.

         The Purchase Agreement also grants the Company the right to acquire an additional 10% of the shares of the limited partnership for a purchase price of DM 1 million. The Company has the right to exercise this option at any time upon presentment of a written statement of its intent to do so subject to a right of first refusal of Dr. Simmet's son. Additionally, Dr. Simmet has the right, under certain conditions, to sell the remaining 10% of his shares in FSE to the Company, with the purchase price thereof to be determined from a formula agreed upon by the parties. Until the time that these respective options are exercised, however, both the Company and Dr. Simmet have agreed, in their capacity as shareholders of FSE, to grant FSE's executives the ability to purchase shares in FSE. In connection therewith,

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Dr. Simmet has agreed to transfer to the participating executives, at the request of the Company, a limited partner share in FSE for 10% of FSE. Pursuant to this management option, the participating managers may purchase up to 10% of the shares of FSE for an aggregate price of DM 800,000.

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTRODUCTION

         The following management's discussion and analysis of results of operations and financial condition include forward-looking statements with respect to the Company's future financial performance. These forward-looking statements are subject to various risks and uncertainties which could cause actual results to differ materially from historical results of those currently anticipated.

         The Company is a developer, manufacturer and marketer of customizable, high-quality visual communications technology for use in personal computer systems ("PCs").

         The Company's visual communications technology currently has three applications: the Vision and Live multifunctional communications system ("Vision and Live"), computer boards utilizing the Company's visual communication system technology (the "Wonderboard") and proprietary wavelet data compression technology for high-performance, high-quality still image transfer.

         The Vision and Live systems permit users of PCs to hold multi-point video conferences at multiple sites, as well as provide additional video, audio and data transfer features not available in traditional video conferencing systems. The technology utilized in the Vision and Live systems can produce substantially higher quality image and video transmissions, including reduced noise and artifacts, truer color representation and higher frame rates, than software-only products and low cost hardwired systems, while using less of the computing power of the host PC, which permits other applications to continue to operate without interruption. These systems, which include both proprietary and third-party software and hardware, are inter-operable with products from certain other vendors and comply with all relevant international standards, including H.320. While the Company's Vision and Live technology has applications in many industrial and professional fields, the Company has decided to initially focus its efforts on telemedicine and teleservice.

         The Company is currently developing a third generation of its video communications technology utilizing a programmable digital signal processor (the "C8x chip"), which was developed by the Company together with several other companies, including Texas Instruments ("TI"). The C8x chip will allow for easier upgrades and customization than systems using hardwired chips. The Company will use the C8x chip in its Wonderboard, which the Company anticipates marketing and selling to original equipment manufacturers ("OEMs"), VARs and end users for integration into high-performance PCs. The Company also intends to customize this technology for a variety of industrial and professional applications. In addition, the Company, together with the Technical University of Berlin, has developed wavelet data compression and decompression technology which enhances the quality and speed of still images transmitted by visual communications systems. The company intends to integrate this technology into high-performance PCs and continues to evaluate other uses for the wavelet data compression and decompression software, including potential Internet applications and sales to OEMs, VARs and end users.

         The Company's strategy focuses on developing its visual communications technology as well as selling its existing products. It intends to continue developing new technologies aimed at the high quality professional visual communications market. In addition, it intends to expand the fields in which its current products are utilized gradually and, in certain circumstances, in partnership with established market leaders such as Olympus. An integral part of the Company's business strategy is growth through acquisitions. The Company expects to make additional acquisitions in the future in the technology or distribution fields.

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


RESULTS OF OPERATIONS


THREE MONTH PERIOD ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 1996

The average exchange rate for the U.S. Dollar increased by approximately 23.1% as compared to the Swiss Franc resulting in a decrease in all revenue and expense accounts in the third quarter 1997 by this same percentage. The average Swiss Franc to U.S. Dollar exchange rate was SF 1.49 = $1.00 in the third quarter 1997 as compared to SF 1.21 = $1.00 in the third quarter 1996.

         REVENUES. The Company's revenues for the third quarter 1997 decreased by 31.6% to $122,000 from $179,000 in the comparable period of the prior year. The decrease is primarily a result of the strengthening of the U.S. Dollar against the Swiss Franc.

         COST OF SALES. Cost of sales for the third quarter 1997 decreased to $83,000 from $157,000 in the third quarter 1996. The cost of sales as a percentage of sales decreased to 67.8% from 88.0%. This decrease is primarily a result of a more competitive pricing structure on the Company's system sales.

         RESEARCH AND DEVELOPMENT COSTS. Research and development costs incurred decreased by 18.6% to $540,000 in the third quarter 1997 from $663,000 in the third quarter 1996. This decrease is primarily a result of the strengthening of the US Dollar against the Swiss Franc. Research participations decreased by 88.2% to $5,000 for the third quarter 1997 from $46,000 for the third quarter 1996. This decrease is primarily a result of the completion of all of the joint development projects with Deutsche Telekom in 1997.

         SELLING EXPENSES. Selling expenses increased by 49.9% to $516,000 in the third quarter 1997 from $344,000 in the third quarter 1996. This increase is primarily a result of expenses incurred in connection with the production of market and product communication brochures, an increase of the sales and marketing personnel and costs related to the marketing agreement entered into between the Company and General Capital on October 24, 1996, as amended (the "Marketing Agreement").

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by 48.9% to $548,000 in the third quarter 1997 from $368,000 in the third quarter 1996. The increase is primarily a result of the Company being a public company since April 1, 1997 the attendant D&O liability and life insurance premiums, investor relations services not incurred in the prior year comparable period and in an increase of board member fees, legal and auditing expenses and other corporate overhead.

         INTEREST. Interest expense decreased by 13.6% to $46,000 in the third quarter 1997 from $53,000 in the third quarter 1996 as a result of a reduction in outstanding bank loans. Interest income increased to $172,000 in the third quarter 1997 from zero in the third quarter 1996 as a result of the investment of the IPO proceeds in short and medium-term investments bearing interest in the average of approximately 5.5%.

         NET LOSS. Net loss for the three months ended September 30, 1997 increased by 5.2% to $1,431,000 from $1,360,000 for the comparable prior year period. The loss primarily increased as a result of higher operating expenses partially offset by higher interest income.


NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996

The average exchange rate for the U.S. Dollar increased by approximately 20.8% as compared to the Swiss Franc resulting in a decrease in all revenue and expense accounts in the nine months ended September 30, 1997 by this same percentage. The average Swiss Franc to U.S. Dollar exchange rate was SF 1.45 = $1.00 in the nine months ended September 30, 1997 as compared to SF 1.20 = $1.00 in the nine months ended September 30, 1996.

         REVENUES. The Company's revenues for the nine months ended September 30, 1997 decreased by 44.1% to $538,000 from $961,000 in the comparable period of the prior year. Sales in the nine months ended September 30, 1996 reached a peak as a result of the introduction of the Company's second generation systems. The volume of sales has dropped in the nine months ended September 30, 1997 as the customers await the release of the Company's third generation systems.

         COST OF SALES. Cost of sales for the nine months ended September 30, 1997 decreased to $329,000 from $690,000 in the nine months ended September 30, 1996. The cost of sales as a percentage of sales decreased to 61.1% from 71.8%. The decrease is primarily a result of proportionately higher royalty income from various customers generating high profit margins partially offset by sales of second generation systems generating lower gross margins at the end of their life-cycle.

         RESEARCH AND DEVELOPMENT COSTS. Research and development costs incurred increased by 0.8% to $1,968,000 in the nine months ended September 30, 1997 from $1,952,000 in the comparable period of the prior year. The Company has increased during the first six months of 1997 as compared to the first six months 1996 the number of employees involved in product development to complete its third generation of products and has incurred additional development costs by third parties in connection with the development of the wavelet compression technology performed by the Technical University of Berlin and of software and product licenses acquired in connection with the development of the third generation products. This increase in the six months period ended June 30, 1997 was partially offset by a decrease in the three months period ended September 30, 1997. Research participations have decreased by 65.4% to $94,000 for the nine months ended September 30, 1997 from $272,000 for the nine months ended September 30, 1996. This decrease is primarily a result of the completion of all of the joint development projects with Deutsche Telekom. In the nine months ended September 30, 1997 $81,000 were received in research participations through a government subsidy granted by the state government of Berlin. The subsidy is granted for approximately 35%-40% of the actual expenditures incurred in Berlin in connection with the development of the Wavelet Compression Technology by the Technical University of Berlin.

         SELLING EXPENSES. Selling expenses increased by 27.5% to $1,474,000 in the nine months ended September 30, 1997 from $1,156,000 in the nine months ended September 30, 1996. This increase is a result of expenses incurred in connection with the production of market and product communication brochures, an increase in trade fair expenses, an enhancement of the sales and marketing personnel and costs related to the Marketing Agreement concluded with General Capital.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by 31.9% to $1,374,000 in the nine months ended September 30, 1997 from $1,042,000 in nine months ended September 30, 1996. The increase is primarily a result of the Company being a public company since April 1, 1997, the attendant D&O liability and life insurance premiums, investor relations services not incurred in the prior year comparable period and in an increase of board member fees, legal and auditing expenses and other corporate overhead.

         INTEREST. Interest expense increased by 22.0% to $169,000 in the nine months ended September 30, 1997 from $139,000 in the nine months ended September 30, 1996. This increase is principally due to the increase in stockholders' loans in the first quarter 1997 which were repaid in April 1997, partially offset by a reduction of outstanding bank loans in the second and third quarter 1997. Interest income increased to $362,000 in the nine months ended September 30, 1997 from zero in the nine months ended September 30, 1996 as a result of the investment of the IPO proceeds in short and medium-term investments bearing interest in the average of approximately 5.5%.

         NET LOSS. Net loss for the nine months ended September 30, 1997 increased by 15.3% to $4,303,000 from $3,733,000 for the comparable prior year period. The loss primarily increased as a result of the Company's increase in operating expenses, a decrease in research participations partially offset by an increase of interest income.


LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents increased by $7,674,000 during the nine months ended September 30, 1997 as compared to a decrease of $185,000 during the nine months ended September 30, 1996. The increase is the result of the IPO proceeds received on April 1, 1997

         Net cash used in operating activities totaled $4,523,000 during the nine months ended September 30, 1997 compared to $3,252,000 during the nine months ended September 30, 1996. The increase is primarily due to prepaid insurance premiums and marketing agreement expenses and an increase of the net loss for the nine months ended September 30, 1997.

         Net cash used in investing activities totaled $3,473,000 during nine months ended September 30, 1997 compared to $169,000 during the nine months ended September 30, 1996. The increase is primarily a result of the investment of part of the IPO proceeds in marketable securities.

         Net cash provided by financing activities totaled $15,560,000 during the nine months ended September 30, 1997 as compared to $3,180,000 during the nine months ended September 30, 1996. During the nine months ended September 30, 1997 cash was provided by net proceeds from issuance of common stock of $17,098,000 partially offset by repayments of loans to stockholders and of short-term bank loans, the payment of a preferred stock dividend and a repurchase by the Company of its common stock pursuant to a stock repurchase plan. In the nine months ended September 30, 1996 cash was provided by loans from stockholders ($1,118,000), an increase of short term bank loans ($682,000) and net proceeds from issuance of common stock ($1,540,000).

         The Company has credit lines and loans with a Swiss and a German bank in the aggregate of approximately $1,500,000. The credit lines and loans are due on demand. The Swiss bank line of credit currently has outstanding approximately $900,000 and will be repaid in monthly installments of approximately $140,000 starting on October 31, 1997.

         The Company's expenditures are currently exceeding its revenues by approximately $480,000 per month, principally as a result of continued research and development related to new products which are expected to generate additional revenue for the Company. In the third quarter of 1997, certain of the Company's product development projects were completed resulting in a decrease in product development expenditures. In addition, the Company is restructuring its workforce to eliminate future duplication of cost, in particular in the sales and marketing organization in light of potential acquisitions. The Company has reduced marketing expenses in its German subsidiary including the termination effective as of September 30, 1997 of approximately 15 of 45 employees. While these terminations may require certain severance payments under German Labor Law resulting in short-term increases in expenses, the Company believes that the long-term effect will be a reduction in expenses for the Company and a better competitive position. The Company continues to evaluate the acquisition of potential strategic partners of additional applications and broader marketing of its technology. The Company's ability to become profitable is dependent on the completion of the development of its third generation of products, a timely release of the products and market penetration.

         Cash and cash equivalents at September 30, 1997 amount to $7,938,000. Investments in marketable securities at September 30, 1997 amount to $3,178,000. The Company believes that its funds should be sufficient to finance its research and development, capital and debt service requirements and its working capital requirements for approximately the 12 months period following September 30, 1997. However, the Company's requirements are subject to numerous contingencies associated with the early stage of the Company's third generation products.


SUBSEQUENT EVENT

         On November 13, 1997, the Company and Dr. Alfred Simmet, the only limited partner of FSE Computer-Handel GmbH & Co. KG ("FSE") and the only general shareholder of FSE Computer-Handel Verwaltungs GmbH ("FSE GmbH"), which is the only general partner of

FSE, entered into a purchase agreement (the "Purchase Agreement"), pursuant to which the Company has agreed to purchase 80% of Dr. Simmet's shares in FSE and 100% of his shares in FSE GmbH for an aggregate purchase price of DM 6.4 million, payable in cash and Common Stock. The Purchase Agreement provides for the payment of the purchase price in two installments. The first installment was payable to Dr. Simmet in an amount of DM 3.2 million in cash and 146,949 shares of Common Stock, which were payable on the date of the Purchase Agreement. The Purchase Agreement further provides that the shares of Common Stock issued to Dr. Simmet shall not be sold or transferred by him prior to November 13, 1998. The second installment of DM 1.6 million is payable in cash to Dr. Simmet on March 13, 1998. As collateral for the payment of the second installment of the purchase price, the Company has issued to Dr. Simmet a bank guaranty for DM 1.6 million. This guaranty has been secured by the Company through the establishment of a letter of credit facility with The Citibank Private Bank.

         The Purchase Agreement also grants the Company the right to acquire an additional 10% of the shares of the limited partnership for a purchase price of DM 1 million. The Company has the right to exercise this option at any time upon presentment of a written statement of its intent to do so subject to a right of first refusal of Dr. Simmet's son. Additionally, Dr. Simmet has the right, under certain conditions, to sell the remaining 10% of his shares in FSE to the Company, with the purchase price thereof to be determined from a formula agreed upon by the parties. Until the time that these respective options are exercised, however, both the Company and Dr. Simmet have agreed, in their capacity as shareholders of FSE, to grant FSE's executives the ability to purchase shares in FSE. In connection therewith, Dr. Simmet has agreed to transfer to the participating executives, at the request of the Company, a limited partner share in FSE for 10% of FSE. Pursuant to this management option, the participating managers may purchase up to 10% of the shares of FSE for an aggregate price of DM 800,000.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

                          PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company completed an initial public offering of Common Stock in the United States (the "Offering"). The registration statement for the Offering (file no. 333-18529) became effective on March 26, 1997. The Offering began on March 26, 1997. Of the 3,350,000 shares of Common Stock registered (at a proposed maximum aggregate offering price of $20,100,000, 3,350,000 were sold (at an aggregate sales price of $20,100,000), and the over-allotment option granted to the underwriters to purchase an additional 502,500 shares of Common Stock expired unexercised and the shares were deregistered. The managing underwriter for the Offering was Royce Investment Group, Inc.

         During the period from March 26, 1997 through June 26, 1997, the Company paid a total of $2,840,276 in expenses in connection with the Offering, including $1,608,000 in underwriters's commissions and discounts, $452,500 for underwriters' expenses, and $779,776 in other expenses. None of these expenses were paid, directly or indirectly, to directors, officers, 10% shareholders or affiliates of the Company or their associates.

         The net proceeds received by the Company from the Offering, after deducting the payments referred to above, were $17,259,724. During the period from March 26, 1997 through September 30, 1997, the Company utilized $6,259,637 of the proceeds from the Offering. Of this amount, approximately $1,821,000 were utilized for repayment of shareholders' loans, approximately $417,000 for repayment of bank loans, approximately $400,000 for prepayment of marketing agreement expenses, approximately $230,000 for the purchase of machinery and equipment, approximately $1,260,000 for research and development and approximately $2,132,000 went for working capital and general corporate purposes including approximately $206,000 for repurchase of 50,000 shares of the Company's Common Stock. On the Company's Form S-R, filed on June 26, 1997, the Company reported that $12,423,150 of the proceeds from the Offering remain unused. As of September 30, 1997, $11,000,087 of the proceeds from the Offering remain unused.

         In July 1997, the Company issued 5,000 shares of Common Stock to Ballin & Partners, as compensation for services rendered to the Company. This issuance of Common Stock was in a private transaction not involving a public offering and, thus, exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

ITEM 5.  OTHER INFORMATION

         In July, 1997, the Company repurchased 50,000 shares of its Common Stock pursuant to its July, 1997 stock repurchase plan. The purchase was made in an open-market transaction at the then-prevailing market price.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 10.1 - Amendment No. 1 to the Joint Development and Cross License Agreement, dated June 2, 1997, between Texas Instruments Incorporated and IAT AG.

                  Exhibit 10.2 - License Agreement, dated June 2, 1997, between Texas Instruments Incorporated and IAT AG.

                  Exhibit 11 - Statement re computation of per share earnings
                  Exhibit 27 - Financial Data Schedule

         (b)      Reports on Form 8-K

                  Form 8-K filed with the Securities and Exchange Commission on September 5, 1997 under Item 5, reporting the appointment of Reiner Hallauer as the Managing Director of IAT Deutschland GmbH and the restructuring of its workforce.

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              IAT MULTIMEDIA, INC.



                                              /s/ Dr. Viktor Vogt
                                              --------------------------------
                                              Dr. Viktor Vogt
                                              Co-Chairman of the Board of
                                              Directors and Chief Executive
                                              Officer and President



                                              /s/ Klaus Grissemann
                                              --------------------------------
                                              Klaus Grissemann
                                              Chief Financial Officer


Date: November 13, 1997