Form 10-K
period 1997-12-31
IAT MULTIMEDIA INC
filed 1998-04-15
CIK 1029443

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                             ---------------------
                                   FORM 10-K
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the fiscal year ended December 31, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the transition period from ------------  to------------


                        Commission file number 000-22101



                              IAT Multimedia, Inc.
            (Exact Name of Registrant as Specified in Its Charter)

                   Delaware                        13-3920210
-------------------------------------------   --------------------
           (State or Other Jurisdiction         (I.R.S. Employer
        of Incorporation or Organization)     Identification No.)

                         Gesch|f3ftshaus Wasserschloss
                                Aarestrasse 17
                      CH-5300 Vogelsang-Turgi, Switzerland
                   (Address of Principal Executive Offices)


Registrant's telephone number, including area code: (011)(41)(56) 223-5022


Securities registered pursuant to Section 12(b) of the Act: None



Securities registered pursuant to Section 12 (g) of the Act: Common Stock, $0.01 par value (the
                                                             "Common Stock")

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /


     The aggregate market value of the common equity held by non-affiliates of the registrant as of the close of business on March 27, 1998 was 11,055,602.



   The number of shares the registrant's Common Stock outstanding as of March
                            27, 1998 was 9,701,949.

                       Document Incorporated By Reference
                                      None
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I


Item 1. Business

     Unless the context otherwise requires, "Multimedia" refers to IAT Multimedia, Inc. and the "Company" refers to IAT Multimedia, Inc. and its subsidiaries, "FSE" refers to FSE Computer-Handel GmbH & Co. KG and "IAT" refers to Multimedia and its subsidiaries other than FSE. Multimedia acquired 100% of the shares of capital stock of the general partner of FSE and 80% of the limited partnership interests of FSE in November 1997. See "-- FSE Acquisition." In March 1998, the Company transferred the business and certain of the assets and liabilities of its Swiss subsidiary and one of its German subsidiaries to newly organized companies in which the Company has a 15% interest (the "Spinoffs"). See "-- Spinoffs." Unless otherwise specified, all references to the Company include FSE and give effect to the Spinoffs. The Company's functional currency is the Swiss Franc. FSE's functional currency is the Deutsche Mark. Foreign currency amounts in the Company's Consolidated Financial Statements (as defined herein) and elsewhere in this Form 10-K have been converted into U.S. dollars. See "Note 2 of the Consolidated Financial Statements of IAT."

     In this 10-K, references to "U.S. Dollars" or "$" are to United States currency, and references to "Deutsche Mark" or "DM" and "Swiss Franc" or "SF" are to German and Swiss currency, respectively. Multimedia has presented its consolidated financial statements in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") in U.S. Dollars. Amounts originally measured in Deutsche Mark and Swiss Franc for all periods presented have been translated into U.S. Dollars in accordance with the methodology set forth in Statement of Financial Accounting Standards No. 52. For the convenience of the reader, this 10-K contains translations of certain Deutsche Mark or Swiss Franc amounts into U.S. Dollars which should not be construed as a representation that such Deutsche Mark or Swiss Franc amounts actually represent such U.S. Dollar amounts or could be, or could have been, converted into U.S. Dollars at the rates indicated or at any other rate. This rate may differ from the actual rates in effect during the periods covered by the financial information discussed herein.


Overview

     The Company, through its recent acquisition of FSE, markets in Germany high-performance personal computers ("PCs") assembled according to customer specifications and sold under the trade name "Trinology," as well as components and peripherals for PCs. The Company also licenses its state-of-the-art, customizable proprietary visual communications technology designed to enable users to participate in real time, multi-point video conferencing and providing improved features and functionality over competing technology.

     FSE's product line includes high-performance IBM-compatible desktop PCs as well as components, such as motherboards, hard disks, graphic cards and plug-in cards, and peripherals, such as printers, monitors and cabinets, to its customers. For the years ended December 31, 1996 and 1997, FSE's net sales were approximately DM 61.6 million ($40.9 million) and DM 64.1 million ($37.0 million), respectively, and FSE's net income were approximately DM 996,000 ($661,000) and DM 730,000 ($422,000), respectively. Substantially all of FSE's clients are corporate customers, including industrial, pharmaceutical, service and trade companies, the military and value-added resellers ("VARs"). FSE's current customers include BASF Germany, Bayer Leverkusen Germany, Novartis Switzerland and the North Atlantic Treaty Organization (NATO). FSE markets its products directly through its internal sales force to dealers and end-users and also maintains three retail showrooms and a mail-order department. FSE works directly with a wide range of suppliers to evaluate the latest developments in PC-related technology and engages in extensive testing to optimize the compatibility and speed of the components which are sold and integrated into Trinology PCs.

     The Company has developed visual communications technology for multi-functional visual communications systems, wavelet data compression/decompression software technology for high-speed, high-quality still image transfer, and related technology. The Company expects to receive royalty income from this technology. The Company intends to offer products incorporating its visual communication system technology in FSE's computers.

FSE Acquisition

     On November 13, 1997, Multimedia and Dr. Alfred Simmet, the only limited partner of FSE and the only shareholder of FSE Computer-Handel Verwaltungs GmbH ("FSE GmbH"), a limited liability company which is the only general partner of FSE, entered into a Purchase Agreement (the "Purchase Agreement"), pursuant to which Multimedia purchased 80% of Dr. Simmet's limited partnership interests in FSE and 100% of his shares in FSE GmbH for an aggregate purchase price prior to acquisition expenses of DM 6.4 million (approximately $3,714,000), payable in cash and in shares of Common Stock. The Purchase Agreement provided for the payment of the purchase price in two installments. The first installment, in the amount of DM 3.2 million (approximately $1,857,000) in cash was paid on November 18, 1997 and an aggregate of 146,949 shares of Common Stock (valued at approximately $929,000 on the date of issuance), were issued to Dr. Simmet. The second installment of DM 1.6 million (approximately $929,000) was paid in cash to Dr. Simmet on March 13, 1998. The Purchase Agreement further provides that the shares of Common Stock issued to Dr. Simmet shall not be sold or transferred by him prior to November 13, 1998. Pursuant to the Purchase Agreement, if Dr. Simmet sells his shares of Common Stock after November 13, 1998 and prior to November 13, 2000 at the prevailing market price which, when such price is multiplied by the shares of Common Stock granted pursuant to the Purchase Agreement, yield an amount less than DM 1.6 million (approximately $929,000) at the average foreign exchange rate as of November 13, 1997, the Company has agreed to issue to Dr. Simmet such additional number of shares as are required to ensure that the sale of his shares of Common Stock yield sale proceeds of DM 1.6 million. As collateral for the payment of the second installment of the purchase price, Multimedia issued a bank guaranty to Dr. Simmet (the "Guarantee Agreement"). The Guarantee Agreement was secured by Multimedia through the establishment of a letter of credit facility with Citibank, N.A. The summary of the terms of such agreements contained herein is qualified in its entirety by reference to such agreements, copies of each of which are incorporated by reference.


     The Purchase Agreement also grants Multimedia the right to acquire an additional 10% of the shares of FSE from Dr. Simmet for a purchase price of DM
1.0 million (approximately $579,900), subject to adjustment. Multimedia has the right to exercise this option at any time upon presentment of a written statement of its intent to do so, subject to a right of first refusal of Dr. Simmet's son. Additionally, commencing March 31, 1999 and ending on March 31, 2001, Dr. Simmet has the right, under certain conditions, to sell such shares in FSE to Multimedia, provided that FSE's earnings before interest, income taxes and depreciation ("EBITA") as calculated for the fiscal year prior to the fiscal year in which such shares are sold, exceeds DM 3.25 million (approximately $1,885,000), at a purchase price equal to the product of 10% of FSE's EBITA, multiplied by a factor of 3.5. Until the time that either of these respective options are exercised, however, both Multimedia and Dr. Simmet have agreed to grant certain of FSE's managers the ability to purchase shares in FSE (the "Management Option"). Pursuant to the Management Option, certain managers, to be chosen by Dr. Simmet and the Company, may purchase up to an aggregate of 10% of the shares of FSE for an aggregate purchase price of DM 800,000 (approximately $464,000) during the six month period following the determination by Dr. Simmet and the Company of the conditions to be met by such managers. In the event that management does not exercise such options or exercises only a portion thereof, Multimedia has the option to purchase such remaining shares of FSE at the same purchase price originally offered to the managers. In the event that neither Multimedia nor the managers of FSE exercise these options, Dr. Simmet has the right, within two weeks upon termination of his employment agreement with FSE, to sell his remaining shares to Multimedia for a purchase price per 100 Deutsche Marks nominal value of limited partnership interests equal to the product of .04% of FSE's EBITA, as calculated for the year in which such shares are sold, multiplied by a factor of 3.5.


     The Purchase Agreement further provides that Dr. Simmet shall be entitled to distributions of the credit balance in the partner's account which contains net income from FSE at November 13, 1997 in the amount of approximately $1,000,000 (the "Partner Offset Account"). Such distributions, however, are dependent upon FSE maintaining a liquidity level of at least DM 700,000 (approximately $406,000) enabling FSE to finance its ongoing business without incurring indebtedness from a third party or from Multimedia). Provided that such liquidity levels are met, Dr. Simmet shall be entitled to an advance payment of DM 500,000 (approximately $290,000) on November 28, 1997. To date, this target has not been met and Dr. Simmet has not withdrawn such advance payment. Dr. Simmet may thereafter request a payment on the remaining credit balance in the Partner Offset Account.

     Pursuant to the Purchase Agreement, Dr. Simmet also warrants that the EBITA for FSE for the fiscal year ended December 31, 1998 shall exceed DM 2.5 million (approximately $1,450,000). This warranty shall not apply, however, if Multimedia makes any decisions which serve to cause significant changes to the business and activities of FSE. The Purchase Agreement also provides that, for purposes of this warranty, a one-time charge for any excess of expenses over income incurred in connection with the acquisition of products which are either manufactured or distributed by Multimedia and which shall also be distributed by FSE shall be taken against EBITA. In the event that EBITA for fiscal year 1998 is less than DM 2.5 million, the Purchase Agreement provides that Multimedia, as conclusive damages, shall be entitled to (i) a payment from Dr. Simmet equal to the difference between FSE's actual EBITA for fiscal year 1998 and DM 2.5 million or (ii) Multimedia may either demand compensation for the damages sustained in the future from Dr. Simmet or claim a reduction in the purchase price paid for its interests in FSE equal to the reduction in assets incurred by Multimedia.

     Pursuant to, the Purchase Agreement Dr. Simmet is prohibited until December 31, 2001 from, either directly or indirectly, competing with the Company and FSE's current operations in those territories in which the Company and FSE are currently active. Dr. Simmet is, however, allowed to make investments in publicly-traded companies, provided that such investments do not exceed 2% of the capital stock of such companies.


Spinoffs


     The Company has completed the restructuring of one of its German subsidiaries and its Swiss subsidiary. These transactions were effected through the (i) Participation Agreement dated as of March 5, 1998 by and among IAT Communication Systems GmbH (Germany) ("Communication Systems"), IAT AG, Dr. Viktor Vogt, and Hanseatische Industrie-Beteiligungen GmbH ("HIBEG"), (ii) Spinoff Agreement dated March 5, 1998 by and among IAT Deutschland GmbH Interaktive Mediensysteme (Germany) ("IAT Germany") and Communication Systems,
(iii) Agreement concerning the Assignment and Transfer of Corporate Shares dated as of March 5, 1998 by and among HIBEG, IAT Germany, and IAT AG, (iv) Loan Transfer Agreement dated as of March 5, 1998 by and among HIBEG, IAT Germany, and Communication Systems, (v) Option Agreement dated as of March 5, 1998 by and among Dr. Viktor Vogt and HIBEG, (vi) Spinoff Agreement (the "Swiss Spinoff Agreement") dated as of March 11, 1998 by and among the Company, Dr. Viktor Vogt, and IAT Communication AG ("Swiss Newco"), (vii) Transfer Agreement (the "Transfer Agreement") dated as of March 11, 1998 by and among the Company, Dr. Viktor Vogt, and Swiss Newco, (viii) Agreement on the Acquisition of Assets dated as of March 18, 1998 between IAT AG and Swiss Newco, (ix) Amendment No. 1 to the Transfer Agreement dated as of March 24, 1998, (x) the Restructuring Agreement dated as of March 5, 1998 by and among IAT Germany, IAT AG, Dr. Vogt and HIBEG, (xi) the Articles of Association of Communication Systems, (xii) the Promissory Note by Swiss Newco to the Company, (xiii) the Promissory Note by Swiss Newco to IAT AG, and (xiv) the Promissory Note by Swiss Newco to Dr. Viktor Vogt. The following summary of the terms of such agreements is qualified in its entirety by reference to such agreements, copies of each of which are incorporated by reference or attached hereto.

     German Restructuring. On March 5th and 6th, the Company spun off substantially all of the assets and the liabilities (other than intercompany amounts) of one of its majority-owned German subsidiaries, IAT Germany, which has provided the Company's research and development and has functioned as the Company's sales and marketing arm for multimedia products in Germany, into a newly formed German company, Communication Systems. The transfer will be given economic effect from January 1, 1998.

     Communication Systems will initially be owned jointly by HIBEG, a development agency of the Federal State of Bremen, Germany (2%), Dr. Viktor Vogt (78%), the Company's wholly-owned Swiss subsidiary, IAT AG (15%), and Mr. Arno Lubben (in trust for the employees of Communication Systems to be selected later by Dr. Vogt) (5%). IAT AG, Dr. Vogt and HIBEG will each have a veto over all shareholder resolutions of Communication Systems.

     In connection with the restructuring, HIBEG transferred all of its approximately 25% interest in IAT Germany to IAT AG for a purchase price of DM 175,700 (approximately $100,000), and IAT Germany became a wholly-owned subsidiary of IAT AG. In addition, IAT AG has agreed that it will contribute its 80% ownership of FSE to IAT Germany, that IAT Germany will continue to operate in Bremen and that IAT AG will not transfer IAT Germany's corporate seat without the consent of HIBEG.

     In connection with the German restructuring, the Company contributed approximately $650,000 to IAT Germany which was transferred, along with other assets of IAT Germany, to Communication Systems. The Company's contribution of approximately $650,000, together with the other assets transferred to Communication Systems, equaled the liabilities of IAT Germany assumed by Communication Systems. Dr. Vogt has contributed approximately $600,000 to Communication Systems. The Company expects that these funds, along with funds that Communication Systems hopes to raise from other sources, will be used by Communication Systems to continue research & development, sales and marketing of multimedia and compression/decompression products. Communication Systems assumed substantially all of the liabilities of IAT Germany (other than intercompany amounts). IAT Germany has represented and warranted that the liabilities assumed by Communication Systems were not be more than the assets transferred to Communication Systems and IAT Germany has agreed to pay Communication Systems an amount equal to the nominal value of such shortfall. The Company has no further obligation to make future contributions to Communication Systems.

     The core business of Communication Systems involves systems, system kits, and software system solutions for visual communications, with a focus on tele-medicine and industrial solutions (tele-service). IAT AG intends to cooperate with Communication Systems with regard to the Swiss, French, and other markets. IAT AG undertook to make components and know-how available to Communications Systems at market rates and reasonable conditions, as they are offered to third parties. Swiss Newco assumed these obligations in the Swiss restructuring.

     In connection with the German restructuring, Dr. Vogt has granted HIBEG an option to acquire approximately 23% of the outstanding shares in Communication Systems at their nominal (par) value. HIBEG may exercise its option at any time until May 31, 1998.

     Communication Systems has also assumed all rights and obligations under a credit agreement dated December 19, 1995 between HIBEG, as creditor, and IAT Germany, as debtor, relating to a loan in the aggregate principal amount of DM 750,000.

     IAT Germany has agreed not to compete for a period of five years with the present core business of Communication Systems (systems, system kits and software system solutions for visual communications) within Germany.

     Swiss Restructuring. The Company has reached agreements with Dr. Vogt to transfer certain of the assets and liabilities of IAT AG, other than, among others, the Company's intellectual property and the ownership interests in IAT Germany, to Swiss Newco, a newly formed Swiss corporation which is owned jointly by Dr. Vogt (69%), other key managers and directors of Swiss Newco (16%) and IAT AG (15%). The Company closed this transaction on March 24, 1998 (the "Closing Date").

     On the Closing Date, Swiss Newco gave IAT AG its three year note (the "Purchase Price Note"), denominated in U.S. Dollars, with an aggregate principal amount equal to the book value of the transferred assets less the book value of the assumed liabilities as of the January 1, 1998 plus the pro-rata portion of any prepaid expenses and any portion of the liabilities assumed by Swiss Newco which were paid by IAT AG prior to the Closing Date. The Purchase Price Note has an aggregate principal amount of approximately $325,000 (which will be reduced by the amount of certain expenses of IAT AG to be paid by Swiss Newco). The Purchase Price Note will pay interest at the rate of 3% per annum, payable semi-annually on March 1 and September 1 beginning September 1, 1998. The Purchase Price Note will be due and payable on the third anniversary of the Closing Date. The Purchase Price Note may be pre-paid at any time without penalty.

     On the Closing Date, the Company loaned Swiss Newco $250,000 (the "IAT Loan") which is evidenced by Swiss Newco's note (the "IAT Note"). The IAT Note will pay interest at the rate of 3% per annum, payable semi-annually on March 1 and September 1 beginning September 1, 1998. The IAT Note will be due and payable on the earlier of (i) the third anniversary of the Closing Date and
(ii) the date on which Swiss Newco closes one or more funding transactions resulting in issuance of Swiss Newco's (A) debt with an aggregate principal amount of SF 1,000,000 or more, (B) capital stock for consideration of SF 1,000,000 or more, or (C) any combination of (A) or (B) amounting to SF 1,000,000 or more. The IAT Note may be pre-paid at any time without penalty. The Company has no further obligation to make future contributions to Swiss Newco.

     On the Closing Date, Dr. Vogt loaned Swiss Newco $250,000 (the "Vogt Loan") which is evidenced by Swiss Newco's note (the "Vogt Note"). The Vogt Note will pay interest at the rate of 3% per annum, payable semi-annually on March 1 and September 1 beginning September 1, 1998. The Vogt Note will be due and payable on the third anniversary of the Closing Date. The Vogt Note may be pre-paid at any time without penalty; provided, however, that the Vogt Note may not be paid prior to the time that the IAT Note and the Purchase Price Note are paid in full. The Vogt Note is subordinated to the IAT Note and the Purchase Price Note.


     The Company will maintain its ownership of all intellectual property developed for its multimedia and compression/decompression hardware and software products and expects, through its subsidiary IAT AG, to derive future revenue through licensing fees and royalty generation associated with its technology. In connection with such Swiss restructuring, the Company has granted Swiss Newco a non-exclusive five-year license to use IAT AG's intellectual property for multimedia and compression/decompression applications. Swiss Newco has the right to grant sublicenses to Communication Systems and other affiliates. In most cases, the royalty varies between 10% and 20% of the sales price of the software sold. Swiss Newco has a five-year option to purchase a 50% co-ownership of IAT AG's intellectual property for $1 million. Upon the exercise of such option, the royalty paid by Swiss Newco to IAT AG would be cut in half and IAT AG would pay Swiss Newco half of the royalties received by IAT AG from third-parties. In addition, after exercise of the option, Swiss Newco can grant sub-licenses to third-parties or transfer the license or co-ownership interest, in each case subject to the consent of IAT AG.


     Future Agreements. The Company expects to enter into additional agreements with Communication Systems and Swiss Newco covering the marketing of products developed by the Company and to be produced by Communication Systems and Swiss Newco as a result of the Spinoffs. However, there can be no assurances that any such agreements will be entered into.


     Subsidiaries. After the Spinoffs, the Company will own 80% of FSE, 100% of IAT AG and IAT Germany and 15% of each of Communication Systems and Swiss Newco. The Company expects to transfer its 80% ownership of FSE to IAT Germany in the second half of 1998.


     Dr. Vogt. In connection with the restructuring of IAT AG and IAT GmbH, Dr. Vogt has resigned from his positions as Co-Chairman and CEO of Multimedia and from management positions in Multimedia's subsidiaries. Dr. Vogt continues to provide services to Multimedia as a director and a consultant. In addition, Dr. Vogt and the Company have agreed to a three-year consulting contract whereby Dr. Vogt will provide the Company with his services in respect of (i) evaluation and analysis of technology issues, (ii) identification, evaluation and integration of acquisitions for the Company and (iii) such other matters as the Board of Directors of Multimedia may request and Dr. Vogt may agree to. In connection with such consulting agreement, Dr. Vogt will be entitled to receive the sum of $2,000 per month for his normal duties. The Company and Dr. Vogt will negotiate fees for services above Dr. Vogt's normal duties. In addition, the Company will reimburse Dr. Vogt for his reasonable expenses in connection with his work for the Company. The Company expects that Dr. Vogt will also enter into a consulting agreement with FSE to help integrate FSE and IAT and expects that FSE will pay Dr. Vogt $2,000 per month, plus reimbursement of reasonable expenses, for such services. In addition, Dr Vogt will receive options to purchase 50,000 shares of Common Stock. See "Item 11 -- Executive Compensation -- Stock Option Agreements with Messrs. Vogt, Wasserman and Hallauer."


     Registration Statement. In light of the restructuring of the Company's Germany operations and Swiss operations, the Company has, with the Securities and Exchange Commission's consent, withdrawn its registration statement relating to the Company's convertible notes. The Company is evaluating its financing needs and options in light of the Spinoffs.


Strategy


     The Company's objective is to continue developing as a vertically integrated supplier of high performance PCs and a licensor of sophisticated visual communication technology. The Company intends to achieve its objective by undertaking the following:


   o The Company intends to expand its operations and the marketing of its PCs and visual communications technology through acquisitions of companies with technologies related to or complementary with the Company's products and technologies or companies with additional distribution facilities.

   o The Company intends to derive licensing revenues from its existing license to Swiss Newco and from possible licenses to third parties.

   o The Company intends to incorporate products utilizing IAT's visual communication technology into FSE's PCs and intends to utilize FSE's sales force to market IAT's products to VARs and retail customers. These products are expected to be supplied by Swiss Newco and/or Communication Systems.

   o The Company intends to benefit from the continued development and enhance the performance of its visual communication technology by Communication Systems and Swiss Newco to maintain the technology's competitive and technological advantages.


Industry Background


     PC Industry. During the past decade, significant advances in computer technology have led to the development of smaller, more powerful PCs available to the public at progressively lower prices. These developments have stimulated rapid growth in the demand for PC products. Growth has been particularly strong in international markets in recent years. According to the International Data Group ("IDG") approximately 16 million PCs were sold in Europe in 1996 and 18 million PCs are expected to be sold in Europe in 1997. As a percentage of the overall market for PCs in Europe in 1996, sales of computers in Germany accounted for approximately 34% of the home PC market, 24% of the business and technological market, 14% of the government market and 16% of the educational market according to IDG.


     Historically, internal sales forces and subsequently retail computer dealers were the primary source of purchasing information and support for computer buyers. However, as the PC market has matured it has become more segmented, with customers now being offered distribution channels more closely tailored to their specific needs. Users who require high-quality and high-performance PCs that are capable of performing complex functions may purchase computers directly from manufacturers which can customize a PC to the customer's needs as well as provide system design services and specialized software.


     Video Conferencing. The driving force behind the growth of the video conferencing market has been the desire to achieve the effectiveness of face-to-face meetings with the cost and convenience of the telephone. Historically, the visual communications market has been dominated by systems using hardwired chips. The Company believes that mass market solutions do not meet the needs of certain professional customers who demand better image clarity than is currently available using software-only products, such as health care professionals who will use visual communication systems to review microscope slides or other diagnostic images. Depending on the application, these customers may demand full-frame video, reduced noise and artifacts, truer color representation and/or higher frame rates. In addition, many of these customers need solutions which allow for data sharing and full remote operation of applications. Software-only video conferencing solutions require such a large portion of the central processing unit's ("CPU") processing capacity that they have difficulty in efficiently integrating these additional functions on their customers, existing desktop computers.


     In addition, many customers, especially OEMs, VARs and integrators, are concerned that their investment in visual communications technology will become obsolete. Systems using programmable digital signal processors, such as Texas Instruments ("TI") TMS320C80 programmable digital signal processor chip (the "C8x chip") utilized by the Company's technology, may be attractive to OEMs, VARs and integrators because these systems are relatively easy to reprogram to handle new algorithms and standards as technology improves or to be customized to meet specialized customer needs. The Company developed most of the base software for the C8x chip as part of TI's visual communications development team. Hardwired chips have limited lives as upgrades or other changes require that a new chip be engineered and fabricated. Digital signal processors also substantially reduce the burden on the CPU of the host computer allowing other applications to run uninterrupted.


FSE


     With the acquisition of FSE, the Company has expanded its business to include the assembly and sale of high-performance PCs and the sale of components and peripherals for PCs in Germany. FSE's PCs are assembled according to individual customer specifications and sold in Germany under the trade name "Trinology." The Company believes that Trinology computers have a reputation in Germany for high quality and performance.

FSE tests and selects compatible components from various vendors for integration into its PCs to maximize the speed and reliability of Trinology PCs. FSE believes that its extensive testing and selection gives Trinology PCs an advantage over PCs built by FSE's competitors. In addition, FSE sells components, such as hard disks, graphics cards, various plug-in cards, and peripherals, such as printers, monitors and cabinets, to retail and wholesale customers in Germany which are purchased directly from manufacturers in Germany, the United States and parts of Asia.


     FSE believes that its volume of component purchases, for both its component business and its PC business, and its extensive testing of components in order to select components for integration into its high-performance PCs enable FSE to remain well-informed about new developments in the PC industry and to obtain attractive volume pricing. FSE is one of a limited number of Intel Rabbit Partners in Germany. Intel Rabbit Partners enter into a confidentiality agreement with Intel which provides them an early opportunity to evaluate new Intel products and technologies prior to non-Intel Rabbit Partner companies. Intel Rabbit Partners are typically producers who demand cutting edge technology and can evaluate competing technologies.


     FSE's sale of customized high-quality PCs in the upper price and performance categories is a customer-focused business which promotes direct, comprehensive customer relationships, and service and support programs tailored to customer needs. FSE markets its products directly through its internal sales staff, its three retail showrooms and its mail-order department to dealers and end-users. The Company believes that the marketing and distribution system utilized by FSE provides several advantages over traditional retail channels. First, FSE gains access to end-users without having to compete for limited shelf space at traditional retail outlets. Second, FSE reduces obsolescence risk and delays in the introduction of new PCs because it does not need to support an extensive pipeline of dealer inventory. Third, direct customer service contact provides valuable input that is used to shape future product offerings as well as post-sale service and support. Fourth, direct customer contact allows FSE to maintain, monitor and update a database of information about customers and their current and future product service needs which can be used to shape future product offerings as well as post-sale service and support programs. FSE currently maintains a customer database of approximately 9,000 customers and approximately 70% of its sales of PCs in 1997 were to repeat customers.


     Information received directly from its customers is the most significant factor in FSE's determination to develop a newer line of Trinology PCs providing new technology and features. New lines of Trinology PCs are designed to incorporate the most recent technology in order to maintain FSE's reputation as a producer of high quality and high performance PCs. Customers for the Trinology PCs are typically users who need systems with a high processing speed and high reliability for use in professional applications. As such, in 1997, approximately 90% of FSE's clients were corporate customers primarily from the industrial and trade sectors, service industries, the military and computer resellers, which comprise both wholesalers and retailers. The relationship with these customers often begins prior to sale, when FSE works with each individual customer to plan a strategy to meet that customer's current and future technological needs. Once the customer's needs are established, FSE begins the process of assembling the customer's Trinology PCs. Components and other technical parts are ordered from distributors in Germany, as well as in the United States and parts of Asia. Included among FSE's main component manufacturers are companies such as Actebis Computer Handels GmbG ("Actebis"), Peacock AG ("Peacock"), CTX Computer GmbH ("CTX"), Ingram Micro GmbH ("Ingram"), Diamond Multimedia Systems ("Diamond"), Yoku Computer Systems ("Yoku"), Krystaltech ("Krystaltech"), Matrox Electronic Systems ("Matrox") and US Robotics ("US Robotics").


     With each custom PC sold, FSE offers a comprehensive service and support program directly to the end-user. All Trinology PCs are sold with two year warranties that cover service, repair and replacement of non-functioning components, except if the problem relates to misuse or accidents. In addition, components which are integrated into, and peripherals which are delivered with Trinology PCs carry replacement warranties from the manufacturer which range from one to five years depending on the particular component and peripheral. FSE also maintains (i) a free service hotline to answer questions concerning the basic operation of the Trinology PCs and to address any technical support questions and (ii) a "support mailbox" for its customers, through which customers may send inquiries to technical support personnel via computer. FSE's objective is to provide repairs or replacement of defective components in its Trinology PCs within 36 hours.

     The Company intends to incorporate products utilizing IAT's visual communications technology into FSE's PCs and intends to use FSE's sales force to market products from Swiss Newco and Communication Systems incorporating the Company's visual communication technology to VARs and retail customers.

IAT

     IAT has developed state-of-the-art, customizable proprietary visual communications technology designed to enable users to participate in real time, multi-point video conferencing and providing improved features and functionality over competing technology. This technology includes wavelet data compression and decompression technology which permits high-speed exchange of compressed electronic images across a variety of networks. The Company expects to generate royalty income by licensing its visual communications technology (including its wavelet compression technology). This technology has been licensed to Swiss Newco in the Spinoffs and is available for license to others. The Company no longer plans to manufacture products incorporating this technology having transferred such business to Swiss Newco and Communication Systems in the Spinoffs.

     Vision and Live. The Company's visual communications system technology, which is marketed under the name Vision and Live, include both proprietary and third-party software and hardware, are inter-operable with products from certain vendors and fully comply with all relevant international tele-conferencing standards, including H.320. The software includes compression algorithms and routines to control video-conferencing, data transfer, transmission of still and moving video images, remote control of other applications and customizable features to meet the specific needs of customers. The hardware, consisting of one or more boards for insertion into a host desktop computer includes a codec (a combination of a coder and decoder for compressing the number of bytes representing audio or video information and recovering the original bytes from the compressed bytes after they have been transmitted), a video inlay or overlay, a video switch and audio mixer. Compression algorithms and codecs reduce the number of bytes necessary to represent a specific piece of information in order to reduce the cost and time of transmitting data. However, the process of compression and decompression results in the loss of some of the original data and can introduce artifacts into the resulting image. The Company believes that its proprietary combination of software and hardware offer high image quality, including reduced noise and artifacts, truer color representation and high frame rates while still allowing simultaneous transmission of other data and audio signals. Use of fully programmable digital signal processors, such as the C8x chip, allows for easier upgrades and customization than systems using hardwired processors. The Company believes that the combination of the tele-conferencing and additional functions performed by its Vision and Live systems provide features not generally available in existing tele-conferencing systems and is intended to meet the requirements of the professional users.

     Wonderboard. The Company has largely completed the development of a computer board and associated software designed for insertion in PCs, which enables the user to engage in visual communications and which contains, among other things, portions of the Company's visual communications system technology (the "Wonderboard"). The Wonderboard can be installed by an OEM, VAR or an end-user in high-performance PCs. This technology has been licensed to Swiss Newco which plans to complete the development of the Wonderboard. Swiss Newco has informed the Company that it began offering the Wonderboard to OEMs in the second quarter of 1998 and expects to begin shipping Wonderboards in the third quarter of 1998. The Wonderboard is a fully integrated board containing the C8x chip and proprietary software which does not require additional digital signal processors or computer boards. The Wonderboard can also be expanded with additional features such as adaption of algorithms to customer needs. Initially the Wonderboard will be capable of communications at speed up to 128 kbps.

     The Wonderboard incorporates the Company's third generation visual communications technology and replaces the second generation Vision and Live 128 systems. The second generation Vision and Live 128 system required two to four computer boards and cost approximately $3,500 per system kit. Compared to the second generation Vision and Live 128 system, the Wonderboard offers improved capabilities on a single board. As a result of the single board configuration, the Wonderboard is easier to install in PCs and has an anticipated retail price of $1,500 per system kit. The Company's system kit consists of the Wonderboard, the related software and a PC video camera. The Company intends to offer the Wonderboard, supplied by Swiss Newco and/or Communication Systems as an option on FSE's computers and believes that this may be an attractive option for FSE's customers. In addition, FSE expects to be a non-exclusive distributor of the Wonderboard to VARs and retail customers in Germany. Swiss Newco has informed the Company that it expects to also distribute the Wonderboard in Gemany through Communication Systems and it will market the Wonderboard to OEMs.

     Wavelet Compression and Decompression. The Company has developed wavelet data compression and decompression technology which permits high-speed exchange of compressed electronic images across a variety of networks. The Company's wavelet technology offers the choice of compression modes with no loss of image quality or additional compression with scalable image degradation. The Company believes this technology will reduce the time delay in viewing still images which are transmitted by visual communications systems. Details in images are progressively built up at the receiving end from an initial impression to a high-resolution image (unlike the line-by-line reconstruction of images used by most current image transfer systems). This technology can also be used to conserve PC storage capacity for archived images.


     The Company has granted Swiss Newco a non-exclusive license to this technology and is seeking other potential licensees. The Company expects Swiss Newco to begin offering its MSI software package incorporating IAT's wavelet technology in the second quarter of 1998 and that Swiss Newco will initially market MSI to OEMs and resellers for use initially with medical images. MSI will be offered as a plug-in to NetMeeting(TM), Microsoft's Internet conferencing software. The Company also expects Swiss Newco to begin offering Wavelet-API, an Active-X(R) plug-in module for high-performance image compression and decompression, in the second quarter of 1998. The Company intends to integrate its wavelet technology into FSE's Trinology PCs.


     The Company jointly developed its proprietary wavelet data compression and decompression technology with Professor R. Seiler of the Technical University of Berlin. In order to allow Professor Seiler to share in the financial benefit which the Company expects to derive from its wavelet technology and to secure Dr. Seiler's future services for the Company, the Company intends to enter into an agreement with Professor Seiler pursuant to which the sales of products incorporating the wavelet technology will result in royalties of 10% of the sales price. The Company and Professor Seiler will receive 90% and 10% of these royalties, respectively.


     Professor Seiler and Dr. Viktor Vogt have also formed a corporation organized under German law, which is not expected to compete with the Company, to develop new products and other inventions of Professor Seiler. Professor Seiler and Dr. Viktor Vogt own 26% and 44% of this corporation, respectively, with the remaining 30% to be owned by certain other investors. IAT may license its wavelet technology or a portion of its technology to the new company.


     Licensing. The Company expects to generate royalty income by licensing its visual communications technology (including its wavelet compression technology). In the Spinoffs, the Company has granted Swiss Newco a non-exclusive license to its visual communication technology. This technology can also be licensed by third-parties although the Company has limited resources to develop this market.


Marketing and Customers

FSE


     FSE's customers consist of corporate customers, including industrial, pharmaceutical, service and trade companies, the military and VARs. The Company markets its Trinology PCs to these customers through advertisements in trade journals, weekly fax messages to approximately 3,000 dealers, industry trade fairs, its three showrooms located in Pirmasens, Kaiserslautern and Saarbrucken, Germany and by holding dealer days, during which dealers may view FSE's new product lines. Components and peripherals are primarily marketed to VARs, retailers and end-users. FSE maintains a customer database of approximately 9,000 customers which are contacted by FSE periodically via mailings. Moreover, reports in trade journals and general distributions of news items high-lighting FSE increase its visibility and the marketability of its products. FSE provides its customers with knowledgeable sales assistance, custom configuration and service and support.


     FSE's current customers include, among others, BASF Germany, Bayer Leverkuser Germany, Novartis Switzerland and the North Atlantic Treaty Organization (NATO). These corporate customers are located primarily in Germany and are in the industrial, pharmaceutical, service and trade industries as well as the military and VARs. None of FSE's customers accounted for more than 4.0% of its revenues in 1997.

IAT

     IAT seeks to license its visual communications technology (including its wavelet compression technology) to manufacturers of products such as electronic cameras, communication software and others, in addition to the non-exclusive license granted to Swiss Newco in the Spinoffs. However, the Company has limited resources to develop this market.


Suppliers and Production


FSE

     FSE mainly uses components manufactured by Gigabyte Computer GmbH, Actebis, Peacock, Ingram, Diamond, Yoku and Krystaltech and sells peripherals manufactured by a variety of companies including Actebis, Peacock, CTX, Ingram, Diamond, Yoku and Krystaltech. In most cases, FSE acquires these components and peripherals through manufacturers and primary distributors. FSE does not maintain any supplier contracts with these suppliers and believes that suitable alternative suppliers are available for each of its existing suppliers. Many of the suppliers that FSE relies upon for PC components and peripherals are located in countries outside of Germany. The availability of such PC components and peripherals is affected by factors such as world-wide demand for components and peripherals, seasonal reductions in business activities and political and economic downturns in the countries in which such suppliers are located. FSE works directly with a wide range of suppliers and manufacturers to evaluate the latest developments in PC-related technology and, prior to distributing its products, tests and optimizes the compatibility and speed of the components which are sold by FSE and which are integrated into its Trinology PCs.

     FSE's assembly process is designed to provide custom-configured products to its customers, and includes assembling components, loading software and performing quality control tests. FSE assembles approximately one-third of its Trinology PCs in house and relies on outside assemblers for the rest of its production. FSE's production teams perform quality control tests on each PC, and the quality department inspects samples of all completed Trinology PCs to ensure that quality specifications have been met. Once completed, each PC is shipped ready for use with the requested software applications already installed. The Company believes that it can increase its level of production without material increases in fixed costs to the Company although labor and other variable costs would increase. The Company is examining alternate methods of increasing production including additional out-sourcing.


IAT

     IAT no longer intends to supply visual communications systems. Instead IAT has granted Swiss Newco a non-exclusive license to its technology. IAT expects that Swiss Newco will begin offering products incorporating this technology in the second quarter of 1998 and, shipping such products in the third quarter of 1998. As a result of such sales, IAT expects to begin receiving royalty income. IAT is dependent upon Swiss Newco and Communication Systems (or other licensees, if any) to produce products incorporating IAT's technology. In addition, the Company is dependent on Swiss Newco and Communication Systems (or others, licensees, if any) for continued research and development to keep IAT's technology current and to customize the technology. There can be no assurance that Swiss Newco and Communication Systems (or other licensees, if any) will be able to successfully produce and sell products incorporating the Company's technology or that they will be able to successfully continue to develop the Company's technology. Any failure by Swiss Newco and Communication Systems (or other licensees, if any) could have a material adverse effect on the Company's business, financial condition and results of operations


Intellectual Property

     The Company's success will also be dependent upon its proprietary technology. In Germany, the Company's patent registration on its wavelet algorithms is pending and the Company has a copyright on the program listing of its wavelet algorithm. FSE does not have, and does not rely upon, patentable technology. FSE has trade secrets regarding its component evaluation, assembly procedures, marketing and other areas. In addition, the Company believes Trinology which is a non-registered trademark is important to its businesses and intends to register it as a trademark in Germany, if possible, and elsewhere and to vigorously protect this trademark. However, there can be no assurance that patents or trademark will be granted or, if granted, that such patents, trademarks or copyright will provide protection against infringement. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of its technology or independent development by others of similar technology.

     Substantially all of the Company's revenues, on a pro forma basis for the FSE acquisition, in the years ended December 31, 1995, 1996, and 1997 were generated from operations located in Germany and Switzerland, where the Company believes that regardless of differences in legal systems, it enjoys substantially equivalent protection for its proprietary rights as it would in the United States. However, the laws of some foreign countries where the Company may in the future sell its products may not protect the Company's proprietary rights to the same extent as do laws in the United States. There can be no assurance that the protections afforded by the laws of such countries will be adequate to protect the Company's proprietary rights, the unenforceability of any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Litigation may be necessary to enforce the Company's intellectual property rights or to protect the Company's trade secrets. There can be no assurance that any such litigation would be successful. Any such litigation, even if successful, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has not been charged with infringement of any proprietary rights of others; however, there can be no assurance that third parties will not assert infringement and other claims against the Company or that such claims will not be successful. From time to time, the Company may receive in the future notice of claims of infringement of other parties' proprietary rights. Many participants in the Company's industries have frequently demonstrated a readiness to commence litigation based on allegations of patent or other intellectual property infringement. Third parties may assert exclusive patent, trademark, and other intellectual property rights to technologies that are important to the Company. In addition, patents held by third parties in certain countries may require the Company to obtain a license or may prevent it from marketing certain solutions in such countries. The Company is aware of one patent in the United States held by a third-party which has claims related to tele-pathology including using remote control microscopes. While the Company does not believe that IAT's technology infringes on the U.S. patent or that such patent will have a significant impact on the sales of the Company, there can be no assurance that infringement claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against the Company or that any such assertion or prosecution will not have a material adverse effect on the Company's business, financial condition or results of operations. Regardless of the validity or the successful assertion of any such claims, the Company could incur significant costs and diversion of resources in defending such claims, which could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, any party making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief, which could effectively block the Company's ability to make, use, sell, distribute or market its products and services in the United States or abroad. Any such judgment could have a material adverse effect on the Company's business, financial condition and results of operations. In circumstances where claims relating to proprietary technology or information are asserted against the Company, the Company may seek licenses to such intellectual property. There can be no assurance, however, that such licenses would be available or, if available, that such licenses could be obtained on terms that are commercially reasonable and acceptable to the Company. The failure to obtain the necessary licenses or other rights could preclude the sale, manufacture or distribution of the Company's products and, therefore, could have a material adverse effect on the Company's business, financial condition and results of operations.


Competition


FSE

     The German PC industry is highly competitive, especially with respect to pricing and the introduction of new products and features. FSE and its competitors compete on these bases by adding new performance features to products without corresponding price increases. There can be no assurance that FSE will continue to compete successfully by introducing products or performance features of on a timely basis, or by adding new features to its products without corresponding increases in prices. Furthermore, in recent years FSE and many of its competitors regularly have lowered prices, and FSE expects these pricing pressures to continue. If these pricing pressures are not mitigated by increases in revenues, cost reductions or changes in product mix, FSE's profits could be substantially reduced. Some of FSE's competitors have substantially greater resources than the Company and may be able to respond more effectively to these price pressures which could have a material adverse effect on the Company's business, financial condition and results of operations.


IAT


     The Company seeks to license its visual communications technology. Many of its potential customers have developed or are developing, potentially competing technologies. In addition, the Company faces competition from other potential licensors. The Company's success will depend, in part, upon adoption of its technology by the market.


     The visual communications industry is highly competitive. The Company estimates that a substantial amount of companies world-wide offer products which compete in its market segments and expects that whether or not the Company's technology is successful in capturing market share, the competition will intensify in the future. The Company believes that the majority of its competitors focus on low-cost products or closed device solutions such as video-phones. The Company believes that the principal competitive factors in the visual communications industry are price, video and audio quality, the ability to connect auxiliary devices such as video diskplayers, reliability, service and support, and vendor and product reputation. The Company believes that the ability of its technology to compete successfully will depend on a number of factors both within and outside its control, including the evolution of industry standards, the pricing policies of its competitors and suppliers, the timing of the introduction of new systems and services by Swiss Newco, Communication Systems and others, Swiss Newco's and Communication Systems' ability to hire and retain employees, and industry and general economic trends. The Company is almost entirely dependent on the efforts of its licensee and sub-licensee, Swiss Newco and Communication Systems, for the success of its technology in the market. The Company anticipates that the trend in the visual communications market towards polarization, with certain providers focusing on capturing the mass consumer market with lower quality and less costly software-only products or products based on hardwired chips while other providers are seeking to provide hardware and software systems for more specialized and dedicated markets, will continue to manifest itself. The Company's technology offers high-quality solutions for the specialized and dedicated markets. Accordingly, manufacturers of lower quality solutions may have limited interest in licensing the Company's technology. Mass market solutions may have an adverse affect on the license fees the Company can obtain.


     Many of the Company's current and potential competitors, have significantly longer operating histories and/or significantly greater managerial, financial, marketing, technical and other competitive resources, as well as greater name recognition, than the Company, Swiss Newco or Communication Systems. The Company has limited resources to develop its licensing market. The Company's, Swiss Newco's and Communication Systems' competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements and may be able to devote greater resources to the promotion and sale of their technologies, products and services. There can be no assurance that the Company will be able to compete successfully with existing or new competitors. In addition, competition could increase if new companies enter the market or if existing competitors expand their service offerings. An increase in competition could result in material price reductions or loss of market share by the Company and could have a material adverse effect on the Company's business, financial condition and results of operations.


     Visual communications is a rapidly changing field. In order to keep its technology competitive, the Company or its licensees must invest in research and development in this area. With the exception of the research and development of the Company's wavelet technology and hardware for Vision and Live and the Wonderboard, research and development has historically been performed by IAT Germany and this capability has been transferred to Communication Systems in the Spinoffs. The Company does not intend to expend further resources developing this technology but plans to benefit from the development efforts of Swiss Newco and Communication Systems. There can be no assurance that Communication Systems or Swiss Newco will continue to perform research and development on IAT's technology. In addition, there can be no assurance that Swiss Newco or Communication Systems (or the Company's other licensees, if any) will have sufficient resources to make research and development and sales and marketing investments or that Swiss Newco or Communication Systems (or the Company's other licensees, if any) will be able to make the technological advances and adaptations necessary to remain competitive. Current and potential competitors have established or may in the future establish collaborative relationships among themselves or with third parties to increase the visibility and utility of their products and services. Accordingly, it is possible that new competitors or alliances may emerge and rapidly acquire significant market shares. The occurrence of any of these events could have a material adverse effect on the Company's business, financial condition and results of operations.


Employees


     As of March 31, 1998, the Company had 57 employees, all of whom are employed by FSE. Of these, 7 are students working part-time. In addition, Mr. Grissemann, Multimedia's CFO, provides services to the Company on a per diem basis pursuant to the Grissemann Agreement (as hereinafer defined). See "Item 11 -- Executive Compensation -- Employment, Consulting and Settlement Agreements." The Company's employees are not party to any collective bargaining agreements or labor unions. The Company has not experienced any work stoppages and believes that its relations with its employees are good. In addition, pursuant to the Swiss Spinoff Agreement, Swiss Newco provides administrative services to the Company for a cost of $100,000 per annum. The cost of such services can be deducted from amounts owed by Swiss Newco under the Purchase Price Note or the License.


Corporate Information


     Multimedia was incorporated in Delaware in September 1996 as a holding company for the existing business of IAT AG, a Swiss corporation, and IAT Germany, a German corporaton, which were organized in 1989 and 1991, respectively. In November 1997, Multimedia acquired 100% of the shares of capital stock of the general partner of FSE and 80% of the limited partnership interests of FSE, a German limited partnership. The remaining 20% of the limited partnership interests of FSE are currently owned by Dr. Alfred Simmet, the Chief Operating Officer of FSE. See "-- FSE Acquisition." In March 1998, the Company transferred the business and certain of the assets and liabilities of its Swiss subsidiary and one of its German subsidiaries to Swiss Newco and Communication Systems, respectively, in the Spinoffs. See "-- Spinoffs."


     The Company's executive offices are located at Geschaftshaus
Wasserschloss, Aarestrasse 17, CH-5300, Vogelsang-Turgi, Switzerland and its telephone number is (011)(41)(56) 223-5022.


Item 2. Property


     FSE leases approximately 27,000 square feet of office, showroom, assembly and warehouse space in Pirmasens, Germany. This lease terminates in 1999 and has an annual rental cost of DM 0.09 per square foot. This low rent is subject to the condition that FSE continues to employ at least 35 Pirmasens residents. The Company believes that it can obtain additional leased space and renew its existing leases at similar rates. While the Company does not believe that these spaces are material to its operations, finding alternative space at market rates could have an adverse impact on its results of operations. In addition, FSE leases approximately 1,100 square feet of showroom and office space in each of Kaiserslautern and Saarbrucken, Germany. These leases expire in November 1998 and March 2003, respectively. The Company believes that these additional spaces are not material to its operations and believes that it could find alternative space with minimal interruption to its operations.


Item 3. Legal Proceedings


     The Company's subsidiaries are parties to certain legal proceedings. The Company believes that none of these proceedings is likely to have a material adverse effect on the Company's financial position, results of operations or cash flows.


Item 4. Submission of Matters to a Vote of Security Holders


     None.

Item 4A. Executive Officers of the Registrant

     The following table sets forth the names, ages and positions of the executive officers of Multimedia as of December 31, 1997:



            Name                Age                      Position
----------------------------   -----   --------------------------------------------
Klaus Grissemann ...........    54     Chief Financial Officer and Director
Reiner Hallauer ............    58     Managing Director, IAT Germany and Director
Dr. Alfred Simmet ..........    51     Chief Operating Officer of FSE

     Klaus Grissemann has served as Chief Financial Officer of Multimedia since the organization of Multimedia in October 1996 and was elected to serve as a director in December 1996. Mr. Grissemann joined IAT AG in 1989 as Chief Financial Officer and was elected as a Director of IAT AG in 1993. From 1979 until 1988, Mr. Grissemann was Chief Financial Officer of Jaeger Le Coultre AG, a Swiss watch manufacturer. Mr. Grissemann graduated from Kantonale Handelsschule (Business School) in Zurich.

     Reiner Hallauer was appointed to serve as a director of Multimedia in July 1997. In addition, Mr. Hallauer serves as the temporary Managing Director of IAT Germany, pursuant to a retainment agreement which expires on February 25, 1998. While Mr. Hallauer continues to be the Managing Director of IAT Germany, the business of IAT Germany was transferred to Communiation Systems in March 1998 in connection with the Spinoffs and, accordingly, Mr. Hallauer ceased to be an executive officer of Multimedia at such time. Since July 1996 Mr. Hallauer has served as an independent marketing consultant for the computer and tele-communications industry in Germany. From April 1992 to April 1996, Mr. Hallauer was the Chief Executive Officer of Siemens Nixdorf Information Systems Pty (Ltd.), Johannesburg, South Africa. Mr. Hallauer holds a Master's degree in Economics from the University of Gottingen, Germany.

     Dr. Alfred Simmet joined the Company upon the completion of the acquisition of FSE in November 1997 as Chief Operating Officer of FSE. From December 1995 until November 1997, Dr. Simmet served as the Managing Director of FSE. From 1986 through 1995, Dr. Simmet was the Marketing Manager of Hitachi Data Systems (Germany). From 1976 through 1985, he held several management positions with IBM Germany. Dr. Simmet holds a doctorate in informatics from Hamburg University.

                                    PART II
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters


     Multimedia's Common Stock began trading on the Nasdaq National Market on March 26, 1997 and is quoted for trading under the symbol "IATA." Prior to that date, there was no public market for the Company's Common Stock. Multimedia is considering an additional listing of the Common Stock on the Neuer Markt of the Frankfort Stock Exchange or the Easdaq. The following table sets forth the range of high and low sales price per share for the Common Stock on the Nasdaq National Market for the periods indicated.

                                                                  High       Low
                                                                --------   ------
       1998 First Quarter (through March 27, 1998) ..........   6 9/16     4 1/8
       1997 Fourth Quarter ..................................    7 3/8     6 1/8
       1997 Third Quarter ...................................    6 3/4       4
       1997 Second Quarter ..................................    7 3/4       6
       1997 First Quarter (from March 26, 1997) .............    8 7/8     8 1/2


     On March 27, 1998, the closing price of the Common Stock on the Nasdaq National Market was $4 1/8 per share. As of April 3, 1998, there were approximately 45 record holders and the Company believes there were approximately 1,708 beneficial holders of the Common Stock.


Dividend Policy


     The Company has never paid cash dividends on its Common Stock and does not anticipate or intend paying cash dividends in the foreseeable future on its Common Stock.


Changes in Securities and Use of Proceeds


     The Company completed an initial public offering of Common Stock in the United States (the "IPO"). The registration statement for the IPO (file no. 333-18529) became effective on March 26, 1997. The IPO began on March 26, 1997. Of the 3,350,000 shares of Common Stock registered (at a proposed maximum aggregate offering price of $20,100,000), 3,350,000 shares were sold (at an aggregate sales price of $20,100,000), and the over-allotment option granted to the underwriters to purchase an additional 502,500 shares of Common Stock expired unexercised and the shares were deregistered. The managing underwriter for the IPO was Royce Investment Group, Inc.

     During the period from March 26, 1997 through December 31, 1997, the Company paid a total of $3,020,485 in expenses in connection with the IPO, including $1,608,000 in underwriter's commissions and discounts, $452,500 for underwriters' expenses, and $959,985 in other expenses. None of these expenses were paid, directly or indirectly, to directors, officers, 10% shareholders or affiliates of the Company or their associates.


     The net proceeds received by the Company from the IPO, after deducting the payments referred to above, amounted to $17,079,515. In addition, prior to the IPO, the Company had pre-paid expenses of $277,000 in connection with the IPO, including $50,000 paid to the underwriters and $227,000 in other expenses. None of these expenses were paid, directly or indirectly, to directors, officers, 10% shareholders or affiliates of the Company or their associates. During the period from March 26, 1997 through December 31, 1997, the Company utilized $9,828,837 of the proceeds from the IPO. Of this amount, approximately $2,144,000 were utilized to pay for the first installment, including acquisition expenses, of the FSE acquisition, approximately $1,821,000 for repayment of shareholders' loans, approximately $828,000 for repayment of bank loans, approximately $400,000 for prepayment of marketing agreement expenses, approximately $353,000 for purchase of machinery and equipment, approximately $1,811,000 for research and development and approximately $2,472,000 went for working capital and general corporate purposes including approximately $206,000 for repurchase of 50,000 shares of the Company's Common Stock. On the Company's Form S-R, filed on June 26, 1997, the Company reported that $12,423,150 of the proceeds from the IPO remain unused. As of December 31, 1997, $7,250,678 of the proceeds from the IPO remain unused.

     In July 1997, the Company issued 5,000 shares of Common Stock to Ballin & Partners, as compensation for services rendered to the Company. This issuance of Common Stock was in a private transaction not involving a public offering and, thus, exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

     In November 1997, the Company issued 146,949 shares of Common Stock to Dr. Simmet in connection with the acquisition of FSE. See "Item 1 -- Business -- FSE Acquisition." This issuance of Common Stock was in a private transaction not involving a public offering and, thus, exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Item 6. Selected Financial Data

                                                                              Year Ended December 31,
                                                        --------------------------------------------------------------------
                                                                       (In thousands, except per share data)
                                                            1993          1994          1995          1996          1997
                                                        ------------  ------------  ------------  ------------  ------------
Statement of Operations Data:
Net sales ............................................    $  1,963      $  1,053      $  1,510      $  1,193      $  5,880
Cost of sales ........................................       1,171           700           968           811         5,167
                                                          --------      --------      --------      --------      --------
Gross margin .........................................         792           353           542           382           713
                                                          --------      --------      --------      --------      --------
Operating expenses:
Research and development costs .......................       1,828         2,269         2,531         2,729         2,523
Less participations received .........................        (962)       (2,207)         (868)         (398)          (97)
                                                          --------      --------      --------      --------      --------
Research and development expenses, net ...............         866            62         1,663         2,331         2,426
Selling, general and administrative expenses .........       1,193         1,538         2,640         2,957         5,436
                                                          --------      --------      --------      --------      --------
                                                             2,059         1,600         4,303         5,288         7,862
                                                          --------      --------      --------      --------      --------
Operating loss .......................................    $ (1,267)     $ (1,247)     $ (3,761)     $ (4,906)     $ (7,149)
                                                          ========      ========      ========      ========      ========
Net Loss .............................................    $ (1,324)     $ (1,335)     $ (3,730)     $ (5,108)     $ (6,894)
                                                          ========      ========      ========      ========      ========
Basic and diluted loss per common share ..............   $   (0.36)    $   (0.33)    $   (0.77)    $   (0.89)     $  (0.84)
                                                         =========     =========     =========     =========      ========
Weighted average number of shares of Common Stock
 outstanding .........................................       3,649         4,002         4,839         5,752         8,261
                                                         =========     =========     =========     =========      ========

                                                                                       As of December 31,
                                                                 ---------------------------------------------------------------
                                                                    1993         1994         1995         1996          1997
                                                                 ----------   ----------   ----------   ----------   -----------
                                                                              (In thousands except per share data)
Balance Sheet Data:
Current assets ...............................................    $ 1,671      $ 1,308      $  1,489     $  1,204     $ 12,513
Working capital (deficiency) .................................        274         (865)       (1,106)      (2,728)       4,123
Total assets .................................................      2,065        1,771         2,056        2,216       16,660
Current liabilities ..........................................      1,397        2,173         2,595        3,932        8,390
Loans payable - stockholders, net of current portion .........         --          336           349          964           --
Total liabilities ............................................      1,488        2,509         2,944        4,896        8,564
Series A Preferred Stock .....................................         --           --            --        1,400           --
Accumulated deficit ..........................................      2,120        3,455         7,185       12,293       19,239
Stockholders' equity (deficiency)(1) .........................        577         (738)         (888)      (4,080)       8,096

------------
(1) Includes 498,285 Escrow Shares. See "Item 12--Security Ownership of Certain Beneficial Owners and Management--Escrow Shares." Excludes (i) 500,000 shares of Common Stock reserved for issuance upon exercise of stock options under the Plan, none of which have been granted, (ii) 2,683,485 shares of Common Stock issuable upon exercise of outstanding warrants,
    (iii) 145,000 shares of Common Stock issuable upon exercise of outstanding options granted outside of the Plan and (iv) shares of Common Stock issuable upon exercise of Underwriters' Warrants.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the historical consolidated financial condition and results of operations of the Company should be read in conjunction with the Consolidated Financial Statements and the Notes to such financial statements included elsewhere in this 10-K. This 10-K contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements.


Overview


     The Company, through its recent acquisition of FSE, markets in Germany high-performance PCs assembled according to customer specifications and sold under the trade name "Trinology", as well as components and peripherals for PCs. The Company also licenses its state-of-the-art, customizable proprietary visual communications technology designed to enable users to participate in real time, multi-point video conferencing and providing improved features and functionality over competing technology.

     FSE's product line includes high-performance IBM-compatible desktop PCs as well as components, such as motherboards, hard disks, graphic cards and plug-in cards, and peripherals, such as printers, monitors and cabinets, to its customers. Substantially all of FSE's clients are corporate customers, including industrial, pharmaceutical, service and trade companies, the military and VARs. FSE markets its products directly through its internal sales force to dealers and end-users and also maintains three retail showrooms and a mail-order department. FSE works directly with a wide range of suppliers to evaluate the latest developments in PC-related technology and engages in extensive testing to optimize the compatibility and speed of the components which are sold and integrated into Trinology PCs.

     The Company has developed visual communications technology for multi-functional visual communication systems, wavelet data compression/decompression software technology for high-speed, high-quality still image transfer, and related technology. The Company expects to receive royalty income from this technology. The Company intends to offer products incorporating its visual communication system technology which will be produced by Swiss Newco and Communication System in FSE's computers.

     Multimedia was formed in September 1996 as a holding company for the existing business of IAT AG and IAT Germany. Since then, Multimedia has been engaged in developing products for the visual communications industry. In November 1997, Multimedia acquired 100% of the shares of capital stock of the general partner of FSE and 80% of the outstanding limited partnership interests of FSE, a German limited partnership.

     In March 1998 the Company completed the restructuring of one of its German subsidiaries and its Swiss subsidiary. On March 5 and 6, 1998, the Company spun off substantially all of the assets and the liabilities (other than intercompany amounts) of one of its majority-owned German subsidiaries, IAT Germany, which has provided the Company's research and development and has functioned as the Company's sales and marketing arm for multimedia products in Germany, into a newly formed German company, Communication Systems. On March 24, the Company has transferred certain of the assets and liabilities of IAT AG, other than, among others, the Company's intellectual property and the ownership interests in IAT Germany to Swiss Newco, a newly formed Swiss corporation. Both transfers will be given economic effect from January 1, 1998. As a result of the Spinoffs, the Company owns 80% of FSE, 100% of IAT AG and IAT Germany and 15% of each of Communication Systems and Swiss Newco. See "Item 1 -- Business -- Spinoffs."

     The FSE Acquisition and the Spinoffs of the German and the Swiss subsidiaries will result in substantial differences in the business and results of operations of the Company. Accordingly, results of operations of the Company prior to the acquisition of FSE and of the Spinoffs will not be indicative of the Company's results of operations after such acquisition and the Spinoffs.

     The Company's sales are made to customers principally in Switzerland and Germany with revenues created in Deutsche Marks and Swiss Francs. Multimedia's functional currency is the Swiss Franc. FSE's functional currency is the Deutsche Mark. The Company currently engages in limited hedging transactions, which are not material to its operations, to offset the risk of currency fluctuations. The Company may increase or discontinue these hedging activities in the future.

     In the following discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all such figures are approximations.


Results of Operations

Year Ended December 31, 1997 compared to Year Ended December 31, 1996


     The average exchange rate for the U.S. dollar increased by 16.9% as compared to Swiss Franc, for the year ended December 31, 1997 as compared to the year ended December 31, 1996 resulting in a decrease in all revenue and expense accounts in the year ended December 31, 1997 by this same percentage. The average Swiss Franc to U.S. dollar exchange rate was SF 1.45 = $1.00 in the year ended December 31, 1997 as compared to SF 1.24 = $1.00 in the year ended December 31, 1996.

     Revenues and expenses in the following discussion include IAT revenues and expenses for the year ended December 31, 1997 and FSE revenues and expenses from acquisition on November 18, 1997 through December 31, 1997.

     Revenues. Revenues increased by 392.9% to $5,880,000 in 1997 from $1,193,000 in 1996. FSE revenues amounted to $5,248,000 for the period from November 18, 1997 through December 31, 1997. IAT's revenues for the year ended December 31, 1997 decreased by 47.0% to $632,000 from $1,193,000 for the year ended December 31, 1996. Sales for the year ended December 31, 1996 resulted from the introduction of IAT's second generation visual communication systems. Sales for the year ended December 31, 1997 decreased primarily as a result of a decrease in orders for such systems in anticipation of the release of IAT's third generation visual communication systems.

     Cost of Sales. Cost of sales increased by 536.3% to $5,167,000 in 1997 from $812,000 in 1996. FSE cost of sales amounted to $4,711,000 for the period from November 18, 1997 through December 31, 1997. IAT's cost of sales for the year ended December 31, 1997 decreased by 43.8% to $456,000 from $812,000 for the year ended December 31, 1996. Cost of sales as a percentage of sales increased to 87.9% in 1997 from 68.0% in 1996 primarily as a result of lower profit margins on the sale of FSE PCs, PC-components and PC peripherals for the period November 18, 1997 through December 31, 1997.

     Research and development costs. Research and development costs for the year ended December 31, 1997 decreased by 7.5% to $2,523,000 compared to $2,729,000 for the year ended December 31, 1996. These costs reflect (i) an increase in the number of employees in the product development area to complete IAT's third generation Vision and Live products in the first six months of 1997 partially offset by a reduction in personnel in the second six months of 1997,
(ii) additional development costs by third parties in connection with the development of the wavelet compression technology performed by the Technical University of Berlin and (iii) software and product licenses acquired in connection with the development of the third generation products. FSE does not incur research and development costs.

     IAT received research participations which are reimbursements from third parties for research and development projects in which each party retains certain legal rights for the products developed during such projects ("Research Participations"). Research Participations for the year ended December 31, 1997 decreased by 75.6% to $97,000 from $398,000 for the year ended December 31, 1996. This decrease was primarily a result of the completion of all of IAT's joint development projects with Deutsche Telekom ("DT"). During the year ended December 31, 1997, $84,000 of the total of $97,000 in Research Participations received by IAT came from a government subsidy granted by the state government of Berlin. The subsidy was granted for 35%-40% of the actual expenditures incurred in Berlin in connection with the development of the wavelet compression technology by the Technical University of Berlin.

     Selling expenses. Selling expenses increased by 77.8% to $2,600,000 in 1997 from $1,462,000 in 1996. FSE selling expenses amounted to $361,000 for the period from November 18, 1997 through December 31, 1997. IAT's selling expenses for the year ended December 31, 1997 increased by 53.1% to $2,239,000 from $1,462,000 for the year ended December 31, 1996. This increase was primarily a result of approximately $500,000 in costs related to the marketing agreement entered into between the Company and General Capital on October 26, 1996 (the "Marketing Agreement"), expenses incurred in connection with the production of product brochures, an increase in trade fair expenses and an increase in the number of sales and marketing personnel. Effective as of the fourth quarter of 1997 the Company reduced marketing expenses primarily by terminating approximately 12 sales and sale support employees resulting in aggregate severance payments of approximately $40,000.

     General and administrative expenses. General and administrative expenses increased by 66.3% to $2,486,000 in 1997 from $1,495,000 in 1996. FSE general and administrative expenses amounted to $116,000 for the period from November 18, 1997 through December 31, 1997. IAT's general and administrative expenses for the year ended December 31, 1997 increased by 58.5% to $2,370,000 from $1,495,000 for the year ended December 31, 1996. The increase was primarily a result of Multimedia becoming a public company in April 1997, resulting in D&O liability and life insurance premiums and investor relations services not incurred in the year ended December 31, 1996 and in an increase of board member fees, legal and auditing expenses and other corporate overhead. Included in general and administrative expenses in the year ended December 31, 1997 are offering expenses in the amount of $390,000 relating to the Company's proposed offering of convertible notes and other professional fees relating to the evaluation of potential acquisition candidates. The Company has, with the Securities and Exchange Commission's consent, withdrawn its registration statement in light of the Spinoffs.

     Interest. Interest expenses increased by 9.4% to $233,000 in 1997 from $213,000 in 1996. FSE interest expenses amounted to $16,000 for the period from November 18, 1997 through December 31, 1997. IAT's interest expense for the year ended December 31, 1997 increased by 1.9% to $217,000 from $213,000 for the year ended December 31, 1996. This increase was principally due to an increase in stockholders' loans in the first quarter of 1997, a portion of which were repaid in April 1997, partially offset by a reduction of outstanding bank loans. Interest income increased to $484,000 for the year ended December 31, 1997 from zero in the year ended December 31, 1996 as a result of the investment of the net proceeds from the IPO in investments bearing interest at an average of 5.5%.

     Non-recurring Spinoff expenses. Non-recurring expenses amounted to $350,000 relating to operating expenses of the business transferred to Swiss Newco for the period January 1, 1998 through March 24, 1998 according to the Spin-off Agreement.

     Net loss. The net loss for the year ended December 31, 1997 increased by 35.0% to $6,894,000 from $5,108,000 for the year ended December 31, 1996. The loss increased primarily as a result of an increase in non-recurring expenses in connection with the Marketing Agreement, the Spinoffs, offering expenses relating to the Company's withdrawn offering of convertible notes and operating expenses including expenses relating to the evaluation of potential acquisition candidates. This loss was partially offset by the net income of FSE for the period from November 18, 1997 through December 31, 1997 and an increase in interest income.

Year ended December 31, 1996 compared to Year Ended December 31, 1995

     The average exchange rate for the U.S. dollar increased 5.1% as compared to the Swiss Franc resulting in a decrease in all revenue and expense accounts in 1996 by this same percentage. The average Swiss Franc to U.S. dollar exchange rate was SF 1.24 = $1.00 in 1996 as compared to SF 1.18 = $1.00 in 1995.

     Revenues. IAT's revenues for the year ended December 31, 1996 decreased by 21.0% to $1,193,000 from $1,510,000 for the year ended December 31, 1995.
Although there was a 60% increase in the number of Vision and Live systems sold in the year ended December 31, 1996, the increase was more than offset by a decrease in the price per system, resulting in decreased revenues.

     Cost of sales. IAT's cost of sales for the year ended December 31, 1996 decreased by 16.1% to $812,000 from $968,000 for the year ended December 31, 1995. The cost of sales as a percentage of sales increased to 68.0% for the year ended December 31, 1996 from 64.1% for the year ended December 31, 1995. Although IAT realized savings from purchasing economies for the additional units produced, the savings were more than offset due to a lower gross margin concept for Vision and Live products resulting in a higher cost of sales percentage in 1996.

     Research and development costs. IAT's research and development costs for the year ended December 31, 1996 increased by 7.8% to $2,729,000 from $2,531,000 for the year ended December 31, 1995. IAT increased the number of employees involved in research and development to complete its third generation Vision and Live products resulting in increased payroll costs during 1996. Research Participations decreased by 54.1% to $398,000 for the year ended December 31, 1996 compared to $868,000 for the year ended December 31, 1995. The decrease in Research Participations was primarily a result of the completion of certain development projects for DT.

     Selling expenses. Selling expenses for the year ended December 31, 1996 increased by 15.5% to $1,462,000 from approximately $1,266,000 for the year ended December 31, 1995. This is primarily a result of an increase in the number of personnel in sales and marketing in an effort to create the demand for IAT's product as well as help expand the product base of applications for the Company's products.

     General and administrative expenses. IAT's general and administrative expenses for the year ended December 31, 1996 increased by 8.8% to $1,495,000 from $1,374,000 for the year ended December 31, 1995 principally due to additional ancillary costs associated with the IPO.

     Interest. IAT's interest expense for the year ended December 31, 1996 increased by 65.5% to $213,000, from $129,000 for the year ended December 31, 1995, principally due to an increase in stockholder and bank loans.

     Net Loss. IAT's net loss for the year ended December 31, 1996 increased by 36.9% to $5,108,000 from $3,730,000 for the year ended December 31, 1995. The loss primarily increased as a result of the Company's decrease in the unit sales price, the increase in sales and marketing expenses related to the potential introduction of the third generation Vision and Live products, and a decrease in Research Participations.


Liquidity and Capital Resources

     As of December 31, 1997, the Company's cash and cash equivalents and investments in corporate bonds increased to $5,473,000 and $2,727,000, respectively. The increase is the result of the completion of the IPO and the receipt of net proceeds of $17,079,515. In addition, prior to the IPO the Company prepaid expenses of $277,000 related to the IPO. The proceeds of the IPO were used during the period from April 1, 1997 through December 31, 1997 for: (i) the repayment of stockholder loans in the amount of $1,821,000, (ii) payments associated with the FSE acquisition in the amount of $2,144,000, including the payment to Dr. Simmet of the first installment, in the amount of $1,857,000, (iii) the repayment of bank loans in the amount of $828,000, (iv) the payment of fees in connection with the Marketing Agreement in the amount of $400,000, (v) the purchase of machinery and equipment in the amount of $353,000, (vi) research and development in the amount of $1,811,000, and (vii) working capital and general corporate purposes, including the repurchase of 50,000 shares of the Company's common stock (in an open market transaction at $4.13 per share) in the amount of $206,000. As of December 31, 1997, $7,251,000 of the proceeds remained unused.

     Net cash used in operating activities totaled $5,306,000 during the year ended December 31, 1997 compared to $4,607,000 during the year ended December 31, 1996. The increase is primarily due to an increase of the net loss for the year ended December 31, 1997 partially offset by higher depreciation and amortization, a reduction of accounts receivable and an increase of accounts payable and other current liabilities.

     Net cash used in investing activities totaled $4,151,000 during the year ended December 31, 1997 compared to $371,000 during the period ended December 31, 1996. The increase was primarily a result of the investment of a portion of the proceeds of the IPO in corporate bonds and for the payment of the first installment of the FSE acquisition.

     Net cash provided by financing activities totaled $14,576,000 during the year ended December 31, 1997 as compared to $5,068,000 during the year ended December 31, 1996. During the year ended December 31, 1997, $17,080,000 of cash was provided primarily by net proceeds of the IPO. Cash from financing activities was partially offset by the repayment of loans from stockholders and short-term bank loans, by the payment of a preferred stock dividend and of repurchases of Common Stock on the open market. During the period ended December 31, 1996 cash was provided by loans from stockholders, an increase in short term bank loans and net proceeds from the issuance of Common Stock and of preferred stock.

     At December 31, 1997 the Company has lines of credit and loans with Swiss Bank Corporation and Volksbank Sottrum in the aggregate principal amount of approximately $1,090,000 which currently bear interest at

6.5% and 10.5%, respectively. The loans under the credit lines are due on demand. The Swiss Bank Corporation line of credit in the amount of approximately $449,000 at December 31, 1997, is repayable in monthly installments of approximately $140,000. In the Spinoffs, Communication Systems assumed the outstanding principal amount under the line of credit with the Volksbank Sottrum which was approximately $528,000 as of December 31, 1997.

     The Company's expenditures other than non-recurring expenses such as those related to the Spinoffs and the proposed offering of convertible notes were exceeding its revenues in 1997 by approximately $510,000 per month, principally as a result of continued research and development related to new products and an increase in marketing and sales costs. Beginning with the third quarter of 1997, certain of IAT's product development projects were completed, resulting in a decrease in product development expenditures. In addition, the Company was restructuring its workforce to reduce potential future duplication of cost, in particular in sales and marketing. The research and development and selling, general and administrative expenses attributable to IAT AG and IAT Germany expenditures ceased with the Spinoffs.

     In November 1997, Multimedia acquired 100% of the capital stock of the general partner of FSE and 80% of the limited partnership interests of FSE, a German limited partnership for an aggregate purchase price of DM 6.4 million (approximately $3,714,000). The first installment in the amount of DM 3.2 million (approximately $1,857,000) in cash was paid on November 18, 1997 with a portion of the proceeds from the IPO. In addition, 146,949 shares of Common Stock were issued valued at fair market value on the date of issuance at DM 1.6 million (approximately $929,000). The second installment of DM 1.6 million (approximately $929,000) was paid in cash on March 13, 1998. As collateral for the payment of the second installment of the purchase price, Multimedia issued a bank guaranty. This guaranty was secured by Multimedia through the establishment of a letter of credit facility with The Citibank Private Bank.

     In March 1998 the Company completed the restructuring of one of its German subsidiaries and its Swiss subsidiary. On March 5th and 6th, the Company spun off substantially all of the assets and the liabilities (other than intercompany amounts) of one of its majority-owned German subsidiaries, IAT Germany, which has provided the Company's research and development and has functioned as the Company's sales and marketing arm for multimedia products in Germany, into a newly formed German company, Communication Systems. On March 24, the Company transferred certain of the assets and liabilities of IAT AG, other than, among others, the Company's intellectual property and the ownership interests in IAT Germany to Swiss Newco, a newly formed Swiss corporation. Both transfers will be given economic effect from January 1, 1998. After the Spinoff, the company will own 80% of FSE, 100% of IAT AG and IAT Germany and 15% of each of Communication Systems and Swiss Newco.


Escrow Shares

     The Company contemplates that the release of Escrow Shares (as hereinafter defined), should it occur, will result in a substantial non-cash compensation charge to operations, based on the then fair market value of such shares. Such charge could substantially increase the Company's loss or reduce or eliminate the Company's net income, if any, for financial reporting purposes for the period during which shares are or become probable of being released from escrow. Although the amount of compensation expense recognized by the Company will not affect the Company's total stockholders equity, it may depress the market price of the Company's securities. See " Item 12 -- Security Ownership of Certain Beneficial Owners and Management -- Escrow Shares."

     IAT's Minimum Revenues (as hereinafter defined) for the year ended December 31, 1997 were less than the targeted $5.5 million, and, accordingly, the 166,095 shares were not released. See "Item 12 -- Security Ownership of Certain Beneficial Owners and Management -- Escrow Shares."


Year 2000 Compliance

     The Company has ordered new accounting software at a cost of approximately $10,000 in connection with an upgrade of its accounting systems. This software will be Year 2000 compliant. The Company does not anticipate that it will be required to make other expenditures to avoid Year 2000 problems.

Impact of New Accounting Standards

     In June 1997, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components in the Company's financial statements. This statement will not have an impact on the Company's consolidated financial position, results of operations, or cash flows.

     Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of Business and Related Information." This statement establishes revised standards for the reporting of financial information about a company's operating segments for both interim and annual financial statements. Since the Company currently operates in one segment, this statement will not affect the Company.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.


Item 8. Financial Statements and Supplementary Data.

     See the Consolidated Financial Statements attached hereto beginning on page F-1.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

See also "Item 4A -- Executive Officers of the Registrant."

     The following table sets forth the names and ages of the directors of
Multimedia:



                Name                    Age                      Position
------------------------------------   -----   --------------------------------------------
Jacob Agam .........................    42     Chairman of the Board
Klaus Grissemann(2) ................    54     Director and Chief Financial Officer
Reiner Hallauer (1)(2) .............    58     Director and Managing Director, IAT Germany
Viktor Vogt ........................    50     Director
Volker Walther(1)(2) ...............    36     Director
Arnold J. Wasserman(1)(2) ..........    59     Director

------------
(1) Member of the Audit Committee
(2) Member of the Compensation Committee

     Jacob Agam has served as the Co-Chairman of the Board of Multimedia since its organization in October 1996 and became the sole Chairman as of April 1, 1998. Mr. Agam is a founder and Chairman of Orida Capital Ltd. ("Orida"), a merchant banking and venture capital firm, and the Chairman of Vertical, a principal stockholder of the Company, since 1995. Mr. Agam, in his capacity as Chairman of Orida, spends a portion of his business time providing services to companies other than IAT. Orida provides services for Vertical pursuant to an agreement between Orida and Vertical. Mr. Agam received a law degree from Tel Aviv University in 1984 and an LLM degree in Securities and Corporate Finance from the University of Pennsylvania in 1986.

     Klaus Grissemann has served as Chief Financial Officer of Multimedia since the organization of Multimedia in October 1996 and was elected to serve as a director in December 1996. Mr. Grissemann joined IAT AG in 1989 as Chief Financial Officer and was elected as a Director of IAT AG in 1993. From 1979 until 1988, Mr. Grissemann was Chief Financial Officer of Jaeger Le Coultre AG, a Swiss watch manufacturer. Mr. Grissemann graduated from Kantonale Handelsschule (Business School) in Zurich.

     Reiner Hallauer was appointed to serve as a director of Multimedia in July 1997. In addition, Mr. Hallauer serves as the temporary Managing Director of IAT Germany, pursuant to a retainment agreement which expires on February 25, 1998. While Mr. Hallauer continues to be the Managing Director of IAT Germany, the business of IAT Germany was transferred to Communication Systems in March 1998 in connection with the Spinoffs and, accordingly, Mr. Hallauer ceased to be an executive officer of Multimedia at such time. Since July 1996 Mr. Hallauer has served as an independent marketing consultant for the computer and tele-communications industry in Germany. From April 1992 to April 1996, Mr. Hallauer was the Chief Executive Officer of Siemens Nixdorf Information Systems Pty (Ltd.), Johannesburg, South Africa. Mr. Hallauer holds a Master's degree in Economics from the University of Gottingen, Germany.

     Dr. Viktor Vogt has served as the Co-Chairman of the Board, Chief Executive Officer and President of Multimedia since its organization in October 1996 until the Spinoffs in March 1998. Since March 1998, Dr. Vogt has been a director of IAT and a consultant to IAT. Dr. Vogt is a co-founder and has served as Chief Executive Officer and director of IAT AG and Managing Director of IAT Germany since their formations in 1989 and 1990, respectively. He has also served as Chairman of the Board of IAT AG from October 1996 to March 1998. Prior to 1988, Dr. Vogt was Professor for mathematics and computer-science at the University of Erlangen-Nurnberg, Germany. He was a pioneer scientist at the Academy for Economics and Administration in Nurnberg in the implementation of computer science in education and published several works in the fields of multimedia, authoring and computer aided instruction (CAI) systems. Dr. Vogt received his degree in Mathematics and Physics (Dr. rer. nat.) from Friedrich-Alexander University in Erlangen in 1980.

     Volker Walther was elected to serve as a director of Multimedia in December 1996. In 1996, Mr. Walther became Chief Executive Officer and majority shareholder of Walther Glas, a glass manufacturing company in Germany which produces car lights, household glassware and gift items, where he was general manager from 1993 to 1996 and buying manager from 1991 to 1993. Mr. Walther holds a degree in Economics from Ludwig Maximilian-University in Munich.

     Arnold J. Wasserman was appointed to serve as a director of Multimedia in July 1997 and currently serves as a consultant to the Company pursuant to a consulting agreement which expires on July 18, 2000. Since 1971, Mr. Wasserman has served as Managing Partner of P&A Associates, an equipment leasing and consulting company. Mr. Wasserman currently serves as a director of Stratasys, Inc., a publicly held company engaged in development and marketing of rapid prototyping equipment, where he also serves as Chairman of the Audit Committee and as a member of the Compensation Committee. Mr. Wasserman also serves as a director of On-site Sourcing Inc., a publicly held company engaged in outsourcing of documentation reproduction and retrieval as well as facility management to legal firms and large corporations. Mr. Wasserman holds a Bachelor's degree in Electrical Engineering from New York University.

     Directors

     Directors serve until the next annual meeting or until their successors are elected and qualified subject to the provisions of the Investor Rights Agreement (as defined herein) which provides that so long as Vertical holds at least 10% of the Common Stock, Vertical has the right, but not the obligation, to nominate two persons as members of the management state for election to Multimedia's Board of Directors. So long as Vertical holds at least 5% of such securities, it has the right, but not the obligation to nominate one such person. Mr. Agam, the Chairman of the Board, is the person designated by Vertical and elected to the Board of Directors. Vertical intends to nominate a second director and the Board of Directors has determined that it will nominate such person for election to the Board of Directors. The existence of such rights solidified the control over the Company by its existing stockholders. See "Item 13 -- Certain Relationships and Related Transactions -- Private Placement and Related Transactions." Officers serve at the discretion of the Board of Directors, subject to rights, if any, under contracts of employment with the Company.


     Board Committees


     Multimedia has established an Audit Committee and a Compensation Committee. The Audit Committee currently consists of Messrs. Wasserman, Walther and Hallauer. The primary functions of the Audit Committee are to recommend engagement of Multimedia's independent public accountants and to maintain communications among such independent accountants, the Board of Directors and Multimedia's internal accounting staff with respect to accounting and audit procedures, the implementation of recommendations by such independent public accountants, the adequacy of Multimedia's internal controls and related matters.


     The Compensation Committee currently consists of Messrs. Hallauer, Wasserman, Walther and Grisseman. The principal functions of the Compensation Committee are to review the management organization and development, review significant employee benefit programs, including bonus plans, stock option and other equity-based programs, deferred compensation plans and any other cash or stock incentive programs and advise the Board of Directors accordingly.


     The Board of Directors has appointed Mr. Agam, Dr. Vogt and Mr. Grissemann to the Underwriting Committee. Pursuant to the provisions of the Stock Purchase Agreement (as defined herein), the Underwriting Committee shall consist of four members with two members appointed by each of Vertical and Multimedia. Pending the nomination of a second director by Vertical, Vertical has waived its right to name a second member to the Underwriting Committee. Mr. Agam, as designated by Vertical, serves as the Chairman of the Underwriting Committee. The Underwriting Committee is vested with full and exclusive responsibility and authority on behalf of Multimedia to select an underwriter and to negotiate all of the terms and conditions of any underwriting. In the event that the Underwriting Committee is unable to produce a majority vote on any particular issue, such issue shall be decided by a vote of the Board of Directors of Multimedia provided that the resolution of any such issue by the Board of Directors shall not be effectuated without the written consent of Vertical.


     Section 16(a) Beneficial Ownership Reporting Compliance


     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers and directors, and person who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than 10% beneficial owners are required by Commission regulations to furnish the Company with copies of all
Section 16(a) forms filed by them.

     Based solely on its review of copies of such forms furnished to the Company, or written representations that no filings of Form 5 reports were required, the Company believes that during the fiscal year ended December 31, 1997, the Company's officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them except that Messrs. Wasserman, Hallauer and Muller failed to timely file a report on Form 3 disclosing initial beneficial ownership of the Company's Common Stock.


Item 11. Executive Compensation

     The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company to Dr. Vogt, the former Co-Chairman and Chief Executive Officer of Multimedia, and the three most highly compensated executive officers other than Dr. Vogt whose annual salary and bonus exceeded $100,000 (the "Named Executive Officers") during the fiscal year ended December 31, 1997:


                          SUMMARY COMPENSATION TABLE
             for the Years Ended December 31, 1997, 1996 and 1995



                                                 Annual Compensation(1)
                                       ------------------------------------------
                                                                    Other Annual
           Name and                         Salary         Bonus    Compensation
      Principal Position        Year          ($)           ($)          ($)
-----------------------------  ------  ----------------  --------  --------------
Viktor Vogt(2) ..............  1997         136,458(3)    10,000       16,965(4)
                                                                        9,387(5)
                               1996         120,833(2)        --       15,178(4)
                                                                        9,325(5)
                               1995         120,833(2)     6,944       13,955(4)
                                                                        9,325(5)
Klaus Grissemann(6) .........  1997         142,083                     8,792(5)
 Chief Financial Officer       1996         136,163           --        8,792(5)
                               1995         114,635           --        3,663(5)
Franz Muller(7) .............  1997          95,632(2)        --        7,774(4)
                                                                        8,633(5)
                               1996          87,299           --        7,729(4)
                                                                        8,633(5)
                               1995          87,299           --        5,374(4)
                                                                        8,633(5)
Alfred Simmet(8) ............  1997          22,066           --           --
 Chief Operating
 Officer of FSE

                                             Long-Term Compensation
                               ---------------------------------------------------
                                        Awards                    Payouts
                               -------------------------  ------------------------
                                              Securities
                                Restricted    Underlying
                                   Stock       Options/      LTIP      All Other
           Name and              Award(s)        SARs      Payouts    Compensation
      Principal Position            ($)          (#)         ($)          ($)
-----------------------------  ------------  -----------  ---------  -------------
Viktor Vogt(2) ..............
                                   --            --          --           --
                                   --            --          --           --
Klaus Grissemann(6) .........
 Chief Financial Officer           --            --          --           --
                                   --            --          --           --
Franz Muller(7) .............      --            --          --           --
                                   --            --          --           --
                                   --            --          --           --
Alfred Simmet(8) ............      --            --          --           --
 Chief Operating
 Officer of FSE


------------
(1) Compensation is paid in Swiss Francs and Deutsche Mark and is converted into U.S. dollars at the exchange rate of $1.00 = 1.44 SF and $1.00 = 1.775DM on December 28, 1997.

(2) Dr. Vogt was the Co-Chairman and Chief Executive Officer of Multimedia during 1997. He resigned as Co-Chairman and Chief Executive Officer as of April 1, 1998 in connection with the Spinoffs. He is now a director of Multimedia and a consultant to the Company.

(3) Includes a non-accountable expense allowance of SF 12,000 (approximately $8,333).

(4) Pursuant to the pension system in existence in Switzerland, the Company contributes these amounts to pension funds selected by the executive officer from among several independent pension funds chartered by the government to collect pension contributions and to make pension payments upon retirement.

(5) Represents payments made by the Company for automobile leases for the Named Executive Officers.

(6) Mr. Grissemann is not an employee of the Company. His services are provided on a per diem basis by Grissemann Consulting S.A. See "--Employment, Consulting and Settlement Agreements."

(7) Mr. Muller was the Chief Technical Officer of IAT AG during 1997. In connection with the Spinoffs, he transferred to Swiss Newco.

(8) Mr. Simmet became Chief Operating Officer of FSE on November 13, 1997 in connection with the acquisition of FSE. The compensation reflected in the Summary Compensation table is for the period from November 13, 1997 to December 31, 1997. See "--Employment, Consulting and Settlement Agreements."

     There have been no grants of options during the year ended December 31, 1997 to Named Executive Officers. There have not been any options exercised by Named Executive Officers during the year ended December 31, 1997.

     Compensation of Directors

     Directors of Multimedia currently do not receive any compensation but the Company reimburses Messrs. Walther, Hallauer and Wasserman for expenses incurred in connection with their service on the Board of Directors and may establish compensation policies in the future. Pursuant to the provisions of the Stock Purchase Agreement, Vertical currently receives a monthly payment of $12,000, as compensation for the services of the Co-Chairman of Multimedia nominated by Vertical. Jacob Agam is the current nominee of Vertical.

     Compensation Committee Interlocks and Insider Participation

     The Compensation Committee consisted in 1997 of Messrs. Hallauer, Wasserman, Walther and Grissemann. Mr. Grissemann also served as Chief Financial Officer and Mr. Hallauer also served as Managing Director of IAT Germany. The principal functions of the Compensation Committee are to review the management organization and development, review significant employee benefit programs, including bonus plans, stock option and other equity-based programs, deferred compensation plans and any other cash or stock incentive programs and advise the Board of Directors accordingly.

     See "Item 13 -- Certain Relationships and Related Transactions" -- Transactions Undertaken Prior to Organization and Formation of the Company, -- Stockholders' Agreement, -- Escrow Shares, and -- Employment, Consulting and Settlement Agreements."

     Employment, Consulting and Settlement Agreements

     The Company and Dr. Vogt have entered into an employment agreement effective as of March 1, 1997 and governed by Swiss law pursuant to which Dr. Vogt agreed to serve as the Company's Co-Chairman, Chief Executive Officer and President for a three year term subject to extension. The employment agreement provided that Dr. Vogt was to receive approximately, $140,000 in annual salary (based upon a fixed exchange rate of SF 1.35 = $1.00), a non-accountable expense allowance of SF 12,000 (approximately $8,333) and pension fund contributions, as well as a cash bonus in the amount of one half of one percent of the Company's net sales in excess of $5.0 million provided that such cash bonus will not be less than $10,000, and other customary fringe benefits. In addition, Dr. Vogt is eligible to receive stock options for a number of shares of the Company's Common Stock to be determined by the Stock Option Committee. The employment agreement with Dr. Vogt also contained a provision prohibiting Dr. Vogt from competing with the Company for a period of two years from the date of expiration of his employment. During the two year non-competition period, the Company was required to compensate Dr. Vogt for the difference between his salary at the Company during the year prior to commencement of the non-competition period and any compensation he may receive from a third party during such period, if any, and to make payments of pension fund contributions on such compensation. In the event the Company subsequently waives its rights under the non-competition provision, no compensation will be due to Dr. Vogt upon termination. Additionally, the employment agreement provided that during its three year term each party may only terminate the employment agreement for gross misconduct of the other party without notice. However, Dr. Vogt may be relieved by the Company of his functions and duties at any time provided that all compensation continues to be paid until the expiration of the employment agreement.

     In connection with the Spinoffs, Dr. Vogt has resigned from his positions as Co-Chairman and CEO of the Company and from management positions in the Company's subsidiaries and the employment agreement described above terminated as of April 1, 1998. Dr. Vogt continues to provide service to the Company as a director and a consultant. In addition, Dr. Vogt and the Company have agreed to a three-year consulting contract whereby Dr. Vogt will provide the Company with his services in respect of (i) evaluation and analysis of technology issues,
(ii) identification, evaluation and integration of acquisitions for the Company and (iii) such other matters as the Board of Directors of the Company may request and Dr. Vogt may agree to. In connection with such consulting agreement. Dr. Vogt will be entitled to receive the sum of $2,000 per month for his normal duties. The Company and Dr. Vogt will negotiate fees for services above Dr. Vogt's normal duties. In addition, the Company will reimburse Dr. Vogt for his reasonable expenses in connection with his work for the Company. The Company expects that Dr. Vogt will also enter into a consulting agreement with FSE to help integrate IAT and FSE and expects that FSE will pay Dr. Vogt $2,000 per month, plus reimbursement of reasonable expenses, for such services. In addition, Dr. Vogt will receive options for 50,000 shares of Common Stock. See "-- Stock Option Agreements with Messrs. Vogt, Wasserman and Hallauer."

     Mr. Grissemann is not an employee of the Company. His services are provided on a per diem basis by Grissemann Consulting S.A. pursuant to an agreement (the "Grissemann Agreement") dated September 1, 1992 and amended on December 19, 1994 between IAT AG and Grissemann Consulting S.A. The Grissemann Agreement has an indefinite term and provides that Mr. Grissemann is responsible for the administration and accounting of IAT AG and that the amount of his business time which he is to devote to IAT AG's affairs is to be agreed among the parties but will in no event be less than thirty percent of Mr. Grissemann's business time. Grissemann Consulting S.A. is paid a per diem fee of SF 775 (approximately $538) to be amended yearly in line with increases in salary of IAT AG's other executive officers. In addition, the Grissemann Agreement provides that Mr. Grissemann will be provided with an automobile at IAT AG's expense.

     The Company has entered into a retainment agreement with Mr. Hallauer, effective as of August 25, 1997, whereby Mr. Hallauer has agreed to become Managing Director of IAT Germany, Bremen for a period of six months, commencing on August 25, 1997. This agreement terminated in February 1998. In exchange for his services, the Company paid Mr. Hallauer a retainment fee of DM 5,000 (approximately $2,900) for each full business week which he worked on behalf of the Company, as well as provided Mr. Hallauer with a company car and an apartment in Bremen. In addition, the Company has also granted Mr. Hallauer 75,000 non-transferable options to purchase common stock as compensation for his services. See "-- Stock Option Agreements with Messrs. Vogt, Wasserman and Hallauer."

     The Company and Mr. Wasserman have entered into a consulting agreement, effective as of July 18, 1997, pursuant to which Mr. Wasserman has agreed to provide marketing and business related services to the Company until July 18, 2000. In exchange for these consulting services, the Company has granted to Mr. Wasserman 70,000 non-transferable options to purchase common stock. See "-- Stock Option Agreements with Messrs. Vogt, Wasserman and Hallauer." In addition, Mr. Wasserman has agreed to provide consulting services with respect to the Company's potential operations in the U.S. In exchange for these services, the Company has agreed to pay Mr. Wasserman a fee of $5,000 for five days of such services per month, payable quarterly, plus expenses, commencing on October 1, 1997. The Company has further agreed to pay Mr. Wasserman an additional fee of $800 per day for any additional services requested by the Company. On March 2, 1998, the consulting agreement was amended to delete the payment of fees (but not expenses).

     IAT AG and Franz Muller entered into an employment agreement on March 1, 1991 (the "Muller Agreement") pursuant to which Mr. Muller was appointed Director of Product Development (Hardware), Technical Support of IAT AG. The Muller Agreement has an indefinite term and provides for an annual salary of SF 110,110 (approximately $81,500), subject to increases in the Company's discretion, which have been made from time to time, and may be terminated by either party upon six months notice at the end of the calendar year. In addition, the Muller Agreement contains a confidentiality provision which extends beyond termination of the employment relationship. The Muller Agreement was amended effective as of July 1, 1993 to provide that Mr. Muller assigns to IAT AG any and all rights to work and computer programs which he develops singly or in cooperation with others during the performance of his duties. In connection with the Spinoffs, Mr. Muller moved to Swiss Newco and the Company's obligations under the Muller Agreement were transferred to Swiss Newco.

     On November 12, 1997, FSE entered into an employment agreement with Dr. Simmet pursuant to which Dr. Simmet agreed to become the Chief Operating Officer of FSE. The employment agreement provides that Dr. Simmet shall manage the business of FSE. In consideration thereof, FSE shall pay him a gross monthly salary of DM 25,000 (approximately $14,498) as well as reimburse him for all travel and other business-related expenses. In addition, FSE agreed to provide Dr. Simmet with a company car. The employment agreement also provides that, in the event Dr. Simmet is temporarily prevented from performing his managerial duties through no fault of his own, FSE shall pay his full salary for up to a period of six months. The employment agreement is for a term of two years and may be terminated by either party upon six months notice, effective at the end of the calender year. Upon expiration of its original term, the employment agreement may be extended for an additional year upon the mutual agreement of the parties. The Purchase Agreement contains a non-competition clause which prohibits Dr. Simmet from, either directly or indirectly competing with the Company and FSE's current operations in those territories in which the Company and FSE are currently active until December 31, 2001. See "Item 1 -- Business -- FSE Acquisition."

     On September 9, 1997, Multimedia and IAT Germany entered into a settlement agreement with Wilhelm Gudauski (the "Settlement Agreement"). Mr. Gudauski was removed from his position as Managing Director of

IAT Germany on August 27, 1997. Pursuant to the Settlement Agreement, Mr. Gudauski's current employment relationship with IAT Germany terminated on March 9, 1998 and, until that time, IAT Germany had irrevocably released Mr. Gudauski from performing his managerial duties. Mr. Gudauski, however, agreed to make himself available to Multimedia for two days during the interim period for the purpose of performing certain duties related to the Settlement Agreement.

     In exchange therefor, Multimedia has granted Mr. Gudauski, in lieu of a severance payment, the right to sell 130,682 of the shares of Common Stock he owned to a third party at a price to be negotiated by mutual consent. The procedure for such a sale was stipulated in a separate stock purchase agreement and took place on December 15, 1997. Under the terms of the Settlement Agreement, the shareholders of IAT Germany have also waived their right to assert any claims against Mr. Gudauski arising from any act, known or unknown, which may have occurred during his tenure as Managing Director until August 27, 1997. This waiver, however, does not apply to damages arising from grossly negligent or intentional acts on the part of Mr. Gudauski. In addition, IAT issued to Mr. Gudauski, on October 31, 1997, a legally binding declaration of the Volksbank Sottrum pursuant to which Volksbank Sottrum irrevocably waived its right to any and all claims against Mr. Gudauski arising from an absolute guarantee assumed by Mr. Gudauski on behalf of Multimedia relating to the Company's line of credit with Volksbank Sottrum. Moreover, IAT Germany has also revoked the prohibition against competition binding against Mr. Gudauski pursuant to his employment agreement. In addition, IAT Germany has granted Mr. Gudauski continued use of a company car for private purposes until the term of his original employment contract ends.

Stock Option Agreements with Messrs. Vogt, Wasserman and Hallauer

     The Company has entered into Stock Option Agreements with Messrs. Vogt, Wasserman and Hallauer, with respect to the options granted by the Company pursuant to the Company's consulting agreement with Mr. Wasserman, its retainment agreement with Mr. Hallauer and the Swiss Spinoff Agreement with Dr. Vogt.

     The Stock Option Agreement with Mr. Wasserman provides for the terms of Mr. Wasserman's non-transferable option to purchase up to an aggregate of 70,000 shares of the Company's Common Stock at a purchase price of $5.00 per share, the closing price of the Common Stock on the date of the grant. These options vest in three installments. The right to purchase the first 40,000 shares vested on July 18, 1997, while the right to purchase the remaining shares of common stock vest in equal installments of 15,000 shares each, on July 18, 1998 and July 17, 1999, respectively. The Stock Option Agreement with Mr. Wasserman allows for the exercise of previously vested options by Mr. Wasserman, or his heirs, devises or legatees, until June 26, 2001 upon the termination of the Company's consulting agreement with Mr. Wasserman, or by virtue of his death or disability. The stock options also carry piggy-back registration rights which grant Mr. Wasserman, subject to certain conditions, the right to have any Common Stock which he has acquired pursuant to the exercise of options registered along with any securities for which the Company is seeking registration under the Securities Act.

     The Stock Option Agreement with Mr. Hallauer provides for the terms of Mr. Hallauer's non-transferable option to purchase up to an aggregate of 75,000 shares of the Company's Common Stock at a purchase price of $6.00 per share, the closing price of the Common Stock on the date of the grant. These options vest in three installments. The right to purchase the first 25,000 shares vested on August 25, 1997 while the right to purchase the next 25,000 shares vested on February 25, 1998. The right to purchase the remaining 25,000 shares will vest at a time, as determined by the Company's Compensation Committee (excluding Mr. Hallauer), but in no event after August 25, 2007, the expiration date for all outstanding options. The Stock Option Agreement allows for the exercise of previously vested options by Mr. Hallauer, his heirs, devises or legatees, until June 26, 2001 upon the termination of the Company's retainment agreement with Mr. Hallauer (the "Retainment Agreement"), or by virtue of his death or disability. The Retainment Agreement terminated on February 25, 1998. The stock options also carry piggy-back registration rights which grant Mr. Hallauer, subject to certain conditions, the right to have any Common Stock which he has acquired pursuant to the exercise of options registered along with any securities for which the Company is seeking registration under the Securities Act.

     Pursuant to the Swiss Spinoff Agreement, Dr. Vogt is entitled to receive options to purchase 50,000 shares of Common Stock at an exercise price of $5.00 per share. One third of such options vest on each of the first three anniversaries of the Closing Date. The options will be granted under Multimedia's existing stock option plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management


     The following table sets forth certain information regarding ownership of Common Stock as of March 27, 1998 by (i) each director of Multimedia, (ii) each of the Named Executive Officers, (iii) each person known by the Company to own beneficially more than five percent of the outstanding Common Stock, and (iv) all executive officers and directors of the Company as a group.



                     Name and Address                         Number of Shares Beneficially     Percentage of Shares
                  of Beneficial Owner(1)                                  Owned                  Beneficially Owned
----------------------------------------------------------   -------------------------------   ---------------------
Executive Officers and Directors
Viktor Vogt(2) ...........................................                512,129(3)            5.25%
Jacob Agam(2)(4) .........................................                     --                 --
Klaus Grissemann(2) ......................................                189,395(5)            1.95%
Volker Walther(6) ........................................                943,250(7)            9.72%
Reiner Hallauer(2) .......................................                 52,000(9)               *
Arnold Wasserman(2) ......................................                 40,000(10)              *
Alfred Simmet(2) .........................................                146,949               1.51%
Significant Stockholders
Vertical Financial Holdings Establishment(4)(11) .........              1,580,304(12)          15.21%
Behala Anstalt(13) .......................................                592,804(14)           5.93%
Lupin Investments Services Ltd.(15) ......................                592,804(16)           5.93%
Henilia Financial Ltd.(17) ...............................                594,694(18)           5.95%
Klaus-Dirk Sippel(19) ....................................              1,055,923(20)          10.45%
Richard Suter(21) ........................................                721,551(22)           7.29%
All executive officers and directors of the Company
 as a group (7 persons) ..................................              1,883,723              19.42%

------------
* Less than 1%


(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. See "Item 13 -- Certain Relationships and Related Transactions."


(2) The address of these directors and officers is c/o IAT Multimedia, Inc., Geschaftshaus Wasserschloss, Aarestrasse 17, CH-5300 Vogelsang-Turgi, Switzerland.

(3) Includes 69,605 shares of Common Stock which are held in escrow but in respect of which Dr. Vogt retains the power to vote. See "--Escrow Shares."

(4) Jacob Agam, the Co-Chairman of the Company, is the Chairman of the Board of Vertical. Pursuant to an agreement between Orida and Vertical, Orida has the right to receive a portion of the profits from the sale of the shares held by Vertical. Mr. Agam is the Chairman of Orida. Mr. Agam disclaims beneficial ownership of the shares held by Vertical.

(5) Includes 15,151 shares of Common Stock which are held in escrow but in respect of which Mr. Grissemann retains the power to vote. See "--Escrow Shares."

(6) Volker Walther's address is Pestalozziweg 8, D-34439, Willebadessen,
    Germany.

(7) Includes 52,500 shares held by Volker Walther and 831,985 shares held by Walther Glas GmbH of which Mr. Walther is a majority shareholder. Also includes 58,765 and 12,495 shares of Common Stock which are held in escrow but in respect of which Mr. Walther and Walther Glas GmbH, respectively, retain the power to vote. See "--Escrow Shares."

(8) Includes 7,575 shares of Common Stock which are held in escrow but in respect of which Mr. Muller retains the power to vote. See "--Escrow Shares."

 (9) Includes 50,000 shares of Common Stock issuable upon exercise of options which are currently exercisable.

(10) Represents 40,000 shares of Common Stock issuable upon exercise of options which are currently exercisable.

(11) The address of Vertical Financial Holdings Establishment is
     Hombrechtikerstrasse 61, CH-8640 Rapperswil, Switzerland.

(12) Includes 690,152 shares of Common Stock issuable upon exercise of warrants beneficially owned by Vertical and exercisable within 60 days. Also includes 71,212 shares of Common Stock which are held in escrow but in respect of which Vertical retains the power to vote. See "-- Escrow Shares."

(13) The address of Behala Anstalt is Heiligkreuz 6, PL-9490 Vaduz,
     Liechtenstein.

(14) Includes 296,402 shares of Common Stock issuable upon exercise of warrants beneficially owned by Behala Anstalt and exercisable within 60 days. Also includes 23,712 shares of Common Stock which are held in escrow but in respect of which Behala Anstalt retains the power to vote. See "-- Escrow Shares."

(15) The address of Lupin Investments Services Ltd. is P.O. Box 3186, Tortola/BVI, Road Town, Tortola, British Virgin Islands.

(16) Includes 296,402 shares of Common Stock issuable upon exercise of warrants beneficially owned by Lupin Investments Services Ltd. and exercisable within 60 days. Also includes 23,712 shares of Common Stock which are held in escrow but in respect of which Lupin Investments Services Ltd. retains the power to vote. See "--Escrow Shares."

(17) The address of Henilia Financial Ltd. is 35A Regent Street, Belize City, Belize.

(18) Includes 297,347 shares of Common Stock issuable upon exercise of warrants beneficially owned by Henilia Financial Ltd. and exercisable within 60 days. Also includes 23,788 shares of Common Stock which are held in escrow but in respect of which Henilia Financial Ltd. retains the power to vote. See "-- Escrow Shares."

(19) The address of Klaus-Dirk Sippel is Tannenweg 2, CH-5415 Nussbaumen, Switzerland. Excludes 76,941 shares sold in October 1996 by Mr. Sippel to Mr. Jurgen Henning. While Mr. Sippel does not have any voting or dispositive power with respect to these shares, the agreement between Messrs. Sippel and Henning provides that Mr. Sippel will share in the proceeds of the sale of Mr. Henning's shares.

(20) Includes 398,864 shares of Common Stock issuable upon exercise of Shareholder Warrants beneficially owned by Klaus-Dirk Sippel and exercisable within 60 days. Also includes 56,565 shares of Common Stock which are held in escrow but in respect of which Mr. Sippel retains the power to vote. See "-- Escrow Shares."

(21) Richard Suter's address is Lendikerstrasse 25, CH-8484 Weisslingen, Switzerland.

(22) Includes 198,864 shares of Common Stock issuable upon exercise of Shareholder Warrants beneficially owned by Richard Suter and exercisable within 60 days. Also includes 45,815 shares of Common Stock which are held in escrow but in respect of which Mr. Suter retains the power to vote. See "-- Escrow Shares."

Escrow Shares

     The existing stockholders of the Company immediately prior to the IPO deposited an aggregate of 498,285 shares of Common Stock into escrow in connection with the IPO (the "Escrow Shares"). The Escrow Shares are not assignable or transferable. Of the Escrow Shares:

     (i) 166,095 shall be released from escrow if, for the fiscal year ending December 31, 1997, the Company's minimum revenues (the "Minimum Revenues") equals or exceeds $5.5 million;

     (ii) 166,095 Escrow Shares (or, if the conditions set forth in (i) above was not met, 332,190 Escrow Shares) shall be released, if, for the fiscal year ending December 31, 1998, the Minimum Revenues equals or exceeds $8.0 million;

     (iii) 166,095 Escrow Shares (or, if the conditions set forth in either (i) or (ii) were not met, the remaining Escrow Shares) shall be released if, for the fiscal year ending December 31, 1999, the Minimum Revenues equals or exceeds $12.0 million and the Company's income before provision for taxes (the "Minimum Pretax Income") equals or exceeds $1.0 million; and

     (iv) all of the Escrow Shares will be released from escrow if one or more of the following conditions is/are met:

       (a) the average of the closing bid prices of the Company's Common Stock for any 30 consecutive trading days commencing March 26, 1999 exceeds $13.00 per share; or

       (b) the Company is acquired by or merged into another entity commencing on the date set forth in (a) above in a transaction in which the value of the per share consideration received by the stockholders of the Company (after giving effect to the release of shares from escrow) on the date of such transaction exceeds $13.00 per share.

     The Minimum Revenues and Minimum Pretax Income Amounts set forth above shall be (i) derived solely from the business owned and operated by the Company at the time of the IPO and shall not give effect to any operations relating to business or assets acquired after April 1, 1997; (ii) calculated exclusive of any extraordinary earnings including, but not limited to, any charge to income resulting from the release of the Escrow Shares and (iii) audited by the Company's independent public accountants.

     Any money, securities, rights or property distributed in respect of the Escrow Shares shall be received by the escrow agent, including any property distributed as dividends or pursuant to any stock split, merger, recapitalization, dissolution or total or partial liquidation of the Company (the "Escrow Property"). On March 31, 2000, any remaining Escrow Shares, as well as any dividends or other distributions made with respect thereto, will be canceled and contributed to the capital of the Company. The Company expects that the release of the Escrow Shares to officers, directors, employees and consultants of the Company will be deemed compensatory and, accordingly, will result in a substantial charge to operations, which would equal the then fair market value of such shares. Such charges could substantially increase the loss or reduce or eliminate the Company's net income for financial reporting purposes for the period during which such shares are, or become probable of being, released from escrow. Although the amount of compensation expense recognized by the Company will not affect the Company's total stockholder's equity, it may have a negative effect on the market price of the Common Stock. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Minimum Revenues and Minimum Pretax Income amounts and closing bid price levels set forth above were determined by negotiation between the Company and the IPO Underwriters and should not be construed to imply or predict any future earnings by the Company or any increase in the market price of the Common Stock.

     IAT's Minimum Revenues for the year ended December 31, 1997 were less than $5.5 million and accordingly, the target for release described in (i) above was not met.


Item 13. Certain Relationships and Related Transactions


Transactions Undertaken Prior to Organization and Formation of the Company

     Multimedia was formed in September 1996 as a holding company for the existing business of IAT AG and IAT Germany which were organized in 1989 and 1991, respectively. IAT AG and IAT Germany incurred operating losses since their inception. As a result, between May 1992 and April 1993, in compliance with Swiss law, IAT AG underwent a financial reorganization. IAT AG filed and was granted an application for a stay of payment with the applicable court in Switzerland and eventually reached a court approved agreement with its unsecured creditors to accept forgiveness of 90% of their claims and to be paid the remaining 10%. In addition, IAT AG also altered its capital structure in June 1993. Unless otherwise indicated, exchange rates in this section are historical.

     Since 1993 and in compliance with Swiss law, IAT AG took steps to safeguard the interests of its creditors and to raise capital to fund its operations by obtaining unsecured subordinated loans not bearing interest and having no specific maturity date from former stockholders of IAT AG (current stockholders of Multimedia) and by obtaining additional shareholders equity by increasing the share capital of IAT AG, which according to Swiss law is required to be fixed. The share capital was increased in various steps from SF
3.0 million to SF 10.0 million between 1993 and 1996 and, except for one instance where Robert Klein Handel & Co. GmbH was issued 1,500 shares of IAT AG for cash consideration of SF 1.875 million (approximately $1.49 million), and one instance in June 1993 where shareholders made their capital contribution of SF 0.3 million by transfer of the rights to certain proprietary licenses instead of by cash consideration, the 7,000 additional shares were either paid for in cash on the basis of one share for a cash payment of SF 1,000 or by converting loans into share capital on the basis of one share for each SF 1,000 in loan forgiveness. In October 1996, in connection with the formation of Multimedia, all of the 10,000 shares of IAT AG for which the shareholders of IAT AG had contributed SF 10.375 million (approximately $8.05 million at historic exchange rates) were exchanged (the "Exchange") for 4,375,000 shares of Common Stock of Multimedia and warrants to each of Messrs. Sippel, Suter and Holthuizen to purchase 198,864, 198,864 and 75,757 shares of Common Stock, at a purchase price equivalent to approximately $1.84 per share of Common Stock of Multimedia.

     In connection with the increase in share capital in July 1996, whereby IAT AG issued 900 shares to Volker Walther, a director and stockholder of Multimedia, for total consideration of SF 900,000 (approximately $714,300), bmp Management Consultants, also a stockholder of Multimedia, was paid a finders fee by the Company of approximately $60,000.

     During the period from August 1996 to October 1996, Walther Glas, a company controlled by Volker Walther, made several unsecured subordinated loans to IAT AG in the aggregate amounts of SF 900,000 (approximately $666,700) and DM 700,000 (approximately $440,700). These loans had an annual interest rate of 10% and were repaid on June 30, 1997 with a portion of net proceeds of the IPO.


     On November 6, 1996, Klaus-Dirk Sippel, a principal stockholder of Multimedia, made an unsecured subordinated loan to IAT AG in the amount of SF 650,000 (approximately $481,500). A portion of this loan was used to repay an unsecured non-interest bearing loan in the amount of SF 150,000 (approximately $111,000) made in February 1996 to IAT AG by Telefutura, a company controlled by Klaus-Dirk Sippel. This loan had an annual interest rate of 8% and principal and accrued interest was repaid on February 2, 1998. In December 1996, Vertical transferred 200,000 of the warrants it had purchased in the Private Placement (as defined herein) to Mr. Sippel.

     The Company obtained an aggregate of approximately $764,000 in stockholder loans in February and March 1997 from Vertical, Walther Glas and Messrs. Vogt and Sippel. These loans had an annual interest at 8% and were repaid, together with accrued interest, from the net proceeds of the Company's IPO in April 1997. In connection with these loans, the Company granted registration rights to Walther Glas and Messrs. Vogt and Sippel evidenced by registration rights agreements (the "Registration Rights Agreements"). Pursuant to these agreements, each of these three stockholders have one demand and unlimited piggy-back registration rights for all of the shares of Common Stock owned by such stockholder except for Dr. Vogt whose registration rights are limited to 250,000 of his shares of Common Stock. The Registration Rights Agreements further provide that any demand registration at a minimum will include an amount of shares of Common Stock equal to 25% of the demanding stockholder's share ownership at the time of the IPO. In addition, the Registration Rights Agreements provide that any exercise of registration rights in such agreements is subject to Vertical's approval. Walther Glas and Messrs. Vogt and Sippel have entered into agreements with Royce Investment Group, Inc., (the "Representative") pursuant to which they have agreed not to sell, pledge or otherwise dispose of their shares of Common Stock until March 26, 2000 without the consent of the Representative and they have also entered into the Stockholders Agreement (as defined herein) in which they have agreed not to sell or otherwise dispose of any shares of Common Stock or exercise any registration rights, or seek the consent of the Representative for such sale, disposition or exercise, without Vertical's prior written consent until April 1, 1999.

     In connection with the operations of IAT Germany, the capital was increased in 1993 and 1995 from the initial DM 100,000 (approximately $64,300) to the current DM 700,000 (approximately $450,000). In addition, on December 19, 1995, HIBEG, the 25.1% shareholder of IAT Germany, made an unsecured subordinated loan to IAT Germany in the amount of approximately DM 500,000 (approximately $321,467) which was increased in June 1996 to DM 750,000 (approximately $482,200) (the "HIBEG Loan"). The HIBEG Loan bears interest at 5% per annum payable semi-annually and will be increased to 10% per annum during the year when the retained earnings of IAT Germany exceeds DM 87,500 (approximately $56,300). IAT Germany will be required to make semi-annual payments of 10% of the principal starting on June 30, 2000 until the principal is repaid in full. The HIBEG Loan was assumed by Communication Systems in the Spinoffs.


     In addition to the transactions listed above, Messrs. Sippel and Suter have jointly and severally guaranteed two loans each in the amount of SF 600,000 (approximately $444,400) and each of Messrs. Sippel, Suter and Holthuizen have jointly and severally guaranteed IAT AG's credit line in the amount of SF 700,000 (approximately $518,500) under IAT AG's credit agreement with Swiss Bank Corporation for SF 1,900,000 (approximately $1.41 million). The Company's line of credit with the Swiss Bank Corporation was reduced to the aggregate principal amount of SF 1,300,000 (approximately $900,000 at current exchange rates), and Multimedia agreed with Swiss Bank Corporation to repay IAT AG's credit line in monthly installments of approximately $140,000, the first installment of which was made on October 31, 1997. In connection with the agreement between Multimedia and Swiss Bank Corporation pursuant to which Multimedia is repaying IAT AG's credit line installments, Multimedia was assigned the rights of Swiss Bank Corporation under the guarantees of Messrs. Sippel, Suter and Holthuizen. Multimedia and Messrs. Sippel, Suter and Holthuizen have entered into an amended and restated agreement dated as of December 22, 1997 pursuant to which Messrs. Sippel, Suter and Holthuizen agreed to sell 50,000, 50,000 and 20,000 shares of Common Stock, respectively, subject to their respective Lock-up Agreements, the Stockholders' Agreement and applicable laws and that the proceeds of such sale have been pledged to Multimedia to secure their performance under the guarantees. Vertical has consented to such sales pursuant to the Stockholders' Agreement. Any proceeds in excess of their obligation under the guarantees will be delivered to Messrs. Sippel, Suter and Holthuizen. In addition, Messrs. Sippel, Suter and Holthuizen have agreed to waive their claims against the Company under the guarantees upon temination of their obligations under the amended and restated agreement and have agreed not to form a "group" as such term is defined in the Exchange Act and the rules and regulations promulgated thereunder. Such shares were sold in March 1998 pursuant to Rule 144 and the Company received approximately $494,000 of the proceeds of such sales. IAT Germany entered into a line of credit with Volksbank Sottrum in the amount of DM 1,050,000 (approximately $675,000). IAT AG, HIBEG and Dr. Vogt have each guaranteed the amount of DM 350,000 (approximately $225,000) of this line of credit. These guarantees are offset by a lien on accounts receivables. In addition, IAT AG has agreed with Volksbank Sottrum that IAT AG will insure that IAT Germany has sufficient capital to ensure that IAT Germany will be able to meet all of its obligations, including its obligations under its loan agreement to Volksbank Sottrum. This loan has been assumed by Communication Systems in the Spinoffs.


Private Placement and Related Transactions


     Simultaneously with the Exchange, pursuant to the Stock Purchase Agreement between the Company, IAT AG, IAT Germany and Vertical dated October 4, 1996, the Company completed a private placement (the "Private Placement") and issued an aggregate of 1,875,000 shares of Series A Preferred Stock (giving effect to the the Company's recapitalization) and the warrants to Vertical, Behala Anstalt, Lupin Investments Services Ltd., Henilia Financial Ltd. and Avi Suriel for an aggregate gross purchase price of $1.5 million or $.80 per share of Series A Preferred Stock of Multimedia (the "Private Placement"). See "Item 12 -- Security Ownership of Certain Beneficial Owners and Management."


     Upon consummation of the Company's IPO in April 1997 all outstanding shares of the Series A Preferred Stock were converted into shares of Common Stock.


     The Stock Purchase Agreement contains certain continuing obligations of the Company. Pursuant to the Stock Purchase Agreement, Vertical has the right to designate the Chairman of the underwriting committee which is vested with full and exclusive responsibility and authority on behalf of Multimedia to select an underwriter and to negotiate all of the terms and conditions of any such underwriting. In the event that the underwriting committee is unable to produce a majority vote on any particular issue, such issue shall be decided by a vote of the Board of Directors of Multimedia, provided, that the resolution of any such issue by the Board of Directors shall not be effectuated without the written consent of Vertical.

     The Stock Purchase Agreement further provides that until October 24, 1999 Multimedia shall pay to Vertical monthly compensation of $12,000 for the services of the Co-Chairman of the Company nominated by Vertical. Jacob Agam is the current nominee of Vertical. Multimedia further agreed that, for so long as Vertical shall hold the Series A Preferred Stock (or Common Stock issued upon conversion of its Series A Preferred Stock or upon exercise of the Investor Warrant), without Vertical's consent, the composition of the Board of Directors of IAT AG and IAT Germany shall be identical to the composition of the Board of Directors of Multimedia; provided that, consent shall not be withheld if required to comply with Swiss law.


     Multimedia has further agreed that it will cause IAT AG and IAT Germany not to issue, and will not permit the issuance of, any shares of capital stock (or any security convertible into shares of capital stock) of IAT AG or IAT Germany, it being the intention of Multimedia and Vertical that IAT AG shall remain a direct or indirect wholly-owned subsidiary of Multimedia and IAT Germany shall remain a direct or indirect subsidiary of Multimedia.


     Amendment No. 1 to the Stock Purchase Agreement provides that Vertical shall not enter into an agreement or make any investment in an entity engaged in the video conferencing business prior to January 1, 1998 and that subsequent to January 1, 1998, Vertical, prior to entering into an agreement or making any investment in an entity engaged in the video conferencing business will provide the Company the opportunity to enter into such agreement or make such investment instead of Vertical.


     In connection with the Private Placement, the Company also entered into the Investor Rights Agreement with Vertical which provides that Vertical has the right, but not the obligation, to nominate as a member of the management slate for election to the Company's Board of Directors one or two persons for so long as Vertical will hold at least 5% or 10%, respectively, of the Series A Preferred Stock (or at least 5% or 10%, respectively, of the Common Stock issuable upon conversion of the Series A Preferred Stock or upon exercise of the Investor Warrants). The Company agreed that one such person shall be elected Co-Chairman of the Board of Directors of the Company. Pursuant to the Indenture, in the event that Vertical ceases to have the right to nominate two persons as members of the management slate for election to the Board of Directors of Multimedia a Change of Control will occur. Therefore, in the event that Vertical sells or otherwise disposes of shares of Common Stock in an amount that would reduce its ownership of Common Stock below 10% of the outstanding Common Stock, a Change of Control will occur and the Company will be obligated to repurchase the Notes. Although Vertical has agreed not to sell or otherwise dispose of its shares of Common Stock until March 27, 2000 without the consent of the Representative, there can be no assurance that Vertical will not sell or otherwise dispose of its shares of Common Stock after such time or that Vertical will not sell or otherwise dispose of such shares before March 27, 2000 with the consent of the Representative. The Investor Rights Agreement further provides for one demand and two piggy-back registration rights with respect to the Common Stock issuable upon conversion of the Series A Preferred Stock and the exercise of the Investor Warrants.


     In addition, also in connection with the Private Placement, the Company entered into the Marketing Agreement with General Capital, an affiliate of Vertical. The Marketing Agreement provides that General Capital will assist the Company in connection with marketing its products worldwide, arranging debt or equity financing for the Company's products to be purchased by its customers, and arranging financing for the Company's operations, leasing programs, joint ventures and distribution arrangements, in each case for the further enhancement of the Company's marketing strategy. The Marketing Agreement has a five year term expiring on October 26, 2001. Pursuant to the Marketing Agreement, the Company paid $100,000 at the closing of the Private Placement and the remaining $400,000 in connection with the IPO, which payment was made with a portion of the proceeds of the IPO. The Company has charged the Marketing Agreement expenses to Selling Expenses in the year ended December 31, 1997. See "Item 7 -- Management's Discussion and Analysis of Financial
Condition and Results of Operations -- Results of Operations -- Year Ended December 31, 1997 compared to Year Ended December 31, 1996 -- Selling Expenses."


     Stockholders' Agreement


     Certain stockholders of the Company have entered into a stockholders' agreement (the "Stockholders' Agreement") dated as of February 27, 1997. Pursuant to the Stockholders' Agreement, Walther Glas and Messrs. Vogt and Sippel (the "Registration Rights Group") have agreed not to sell or otherwise dispose of any shares of

Common Stock or exercise any registration rights, or seek the consent of Royce Investment Group, the underwriter for the IPO (the "Representative") for such sale, disposition or exercise, without Vertical's prior written consent until April 1, 1999. In addition, pursuant to the Stockholders' Agreement, all of the existing stockholders of the Company other than Vertical and the Registration Rights Group, have agreed not to sell or otherwise dispose of any shares of Common Stock or seek the consent of the Representative for such sale or disposition, without the prior written consent of each member of the Registration Rights Group and Vertical until April 1, 1999. In addition, the Stockholders' Agreement prohibits any sale or other disposition of shares of Common Stock until April 1, 1999 unless the acquiror (and any subsequent acquirors) of such shares becomes a party to the Stockholders' Agreement.

     Escrow Shares

     In connection with the Company's IPO, its existing stockholders prior to the IPO deposited 498,285 shares of Common Stock into escrow. See "Item 12 -- Security Ownership of Certain Beneficial Owners and Management -- Escrow Shares."

     Employment, Consulting and Settlement Agreements

     IAT AG entered into written employment and consulting agreements with Grissemann Consulting S.A. and Franz Muller and the Company has entered into a written employment agreement with Dr. Vogt and into consulting agreements with Reiner Hallauer and Arnold Wasserman. FSE has entered into an employment agreement with Dr. Simmet. See "Item 11 -- Executive Compensation -- Employment, Consulting and Settlement Agreements."

     On September 9, 1997, Multimedia and IAT Germany entered into the Settlement Agreement with Mr. Gudauski. See "Item 11 -- Executive Compensation -- Employment, Consulting and Settlement Agreements."

     In connection with the Spinoffs, the Company terminated its employment agreement with Dr. Vogt and Dr. Vogt entered into a consulting arrangement with the Company. See "Item 11 -- Executive Compensation -- Employment, Consulting and Settlement Agreements."

     The Company believes that all of the transactions set forth above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. All further transactions, including loans, between the Company and its officers, directors and principal stockholders and their affiliates will be subject to approval by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors of the Board of Directors.


Agreement between Dr. Viktor Vogt and Professor Seiler

     Professor Seiler and Dr. Viktor Vogt have also formed a corporation organized under German law, which is not expected to compete with the Company, to develop new products and other inventions of Professor Seiler. Professor Seiler and Dr. Viktor Vogt own 26% and 44% of this corporation, respectively, with the remaining 30% to be owned by certain other investors. While Professor Seiler may devote substantial time to this new venture, Dr. Viktor Vogt will continue to devote substantially all of his business time to Swiss Newco and Communication Systems. IAT expects to license its wavelet technology or a portion of its technology to the new company.


FSE Acquisition


     In November 1997 Multimedia acquired 100% of the capital stock of the general partner of FSE and 80% of the limited liability company shares of FSE. Pursuant to the provisions of the Purchase Agreement, Dr. Simmet has the right, under certain circumstances, to make withdrawals in the aggregate amount of approximately $1,000,000 from the Partner Offset Account. See "Item 1 -- Business -- FSE Acquisition."

     In December 1995, Dr. Simmet made a loan to FSE in the aggregate principal amount of approximately DM 252,000 (approximately $175,000) bearing interest at 6% per annum and maturing in December 1996. The outstanding principal amount of the loan plus interest was transferred to the Partner Offset Account and subsequently repaid to Dr. Simmet through a withdrawal from the Partner Offset Account. In connection with the purchase of FSE by Dr. Simmet in December 1995, Dr. Simmet received a bank loan in the aggregate principal amount of DM 1,233,330 (approximately $700,000) which was guaranteed by FSE and secured by a pledge of FSE's merchandise inventory, trade accounts receivables, leasehold improvements, operating and office equipment (including automobiles), furniture and fixtures. The principal amount of the loan plus interest, approximately DM 1,600,000 (approximately $900,000), was repaid by Dr. Simmet in November 1997 with a portion of the proceeds received by Dr. Simmet in connection with the sale of FSE to the Company.


Spinoffs

     In March 1998, the Company transferred the businesses and certain of its assets and liabilities of IAT Germany and IAT AG to Communication Systems and Swiss Newco, respectively. Dr. Vogt, the former Co-Chairman and CEO of IAT, owns approximately 78% and 69% of Communication Systems and Swiss Newco, respectively. See "Item 1 -- Business -- Spinoffs."


                                    PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) The following consolidated financial statements of the Company and the report of independent auditors are filed as a part of this report:

     Independent Auditors' Report

     Consolidated Balance Sheets

     Consolidated Statements of Operations

     Consolidated Statements of Changes in Stockholders' Equity (Deficit)

     Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements.

     (2) The following financial statement schedule of the Company is filed as part of this report:

     Schedule II -- Valuation and Qualifying Accounts

     (3) Exhibits

     The following exhibits are filed with or incorporated by reference in this report:


      3.1(1)    Amended and Restated Certificate of Incorporation of the Registrant
      3.2(1)    By-laws of the Registrant
      4.1(1)    Form of Warrant Agreement
      4.2(1)    Form of Underwriter's Warrant
      4.3(1)    Warrant issued to Vertical Financial Holdings (one in a series of warrants with identical terms)
      4.4(1)    Warrant issued to Stockholders (one in a series of warrants with identical terms)
      4.5(1)    Escrow Agreement
     10.1(5)    Participation Agreement dated as of March 5, 1998 by and among Communication Systems, IAT AG,
                Dr. Viktor Vogt, and HIBEG
     10.2(5)    Spinoff Agreement dated as of March 5, 1998 by and among IAT GmbH and Communications Systems
     10.3(5)    Agreement concering the Assignment and Transfer of Corporate Shares dated as of March 5, 1998 by and among HIBEG, IAT GmbH, and IAT AG.
     10.4(5)    Loan Transfer Agreement dated as of March 5, 1998 by and among HIBEG, IAT GmbH, and Commu-
                nications Systems.
     10.5(5)    Option Agreement dated as of March 5, 1998 by and among Dr. Viktor Vogt and HIBEG.

     10.6 (5)   Spinoff Agreement dated as of March 11, 1998 by and among the Company, Dr. Viktor Vogt, and Swiss
                Newco.
     10.7 (5)   Transfer Agreement dated as of March 11, 1998 by and among the Company, IAT AG, Dr. Viktor Vogt, and IAT Communications AG.
     10.8 (5)   Agreement on the Acquisition of Assets dated as of March 18, 1998 between IAT AG and Swiss Newco.
     10.9 (5)   Restructuring Agreement dated as of March 5, 1998 by and among IAT GmbH, IAT AG, Dr. Vogt and
                HIBEG.
    10.10(6)    Amendment to the Transfer Agreement dated as of March 24, 1998 by and among the Company, IAT
                AG, Dr. Vikto Vogt and IAT Communication AG.
    10.11(6)    Promissory Note dated March 24, 1998 by IAT Communication AG to the Company.
    10.12(6)    Promissory Note dated March 24, 1998 by IAT Communication AG to Dr. Viktor Vogt.
    10.13(6)    Promissory Note dated March 24, 1998 by IAT Communications AG to IAT AG.
    10.14(1)    Cooperation Agreement, dated March 18, 1996, by and between Olympus Optical (Europe) GmbH and
                IAT Deutschland GmbH
    10.15(1)    Loan Agreement for Current Account Credit Lines between IAT Deutschland GmbH and Volksbank
                Sottrum eG
    10.16(1)    Agreement, dated September 1, 1992, by and between Grissemann Consulting SA and IAT AG
    10.17(1)    Addendum to the Agreement of September 1, 1992, dated December 14, 1994, by and between Gris-
                semann Consulting SA and IAT AG
    10.18(1)    Employment Contract, dated as of July 1, 1993, by and between IAT AG and Mr. Franz Muller
    10.19(1)    Amendment No. I to Stock Purchase Agreement, dated as of October 4, 1996, by and among IAT Mul-
                timedia, Inc. (formerly known as IAT Holdings, Inc.), IAT AG, IAT Deutschland GmbH Vertical Finan-
                cial Holdings, and the stockholders of IAT AG
    10.20(1)    Amendment No. I to Marketing Agreement, dated as of October 24, 1996, by and between IAT Mul-
                timedia, Inc. (formerly known as IAT Holdings, Inc.) and General Capital
    10.21(1)    Letters of Consent dated December 20, 1996
    10.22(1)    Registration Rights Agreement, dated February 27, 1997, between the Company, Vertical Financial
                Holdings and Viktor Vogt
    10.23(2)    Amendment No. 1 to the Joint Development and Cross License Agreement, dated June 2, 1997, between
                Texas Instruments Incorporated and IAT AG
    10.24(1)    Registration Rights Agreement, dated February 27, 1997, between the Company, Vertical Financial
                Holdings, and Klaus-Dirk sippel
    10.25(2)    License Agreement, dated June 2, 1997, between Texas Instruments Incorporated and IAT AG
    10.26(1)    Registration Rights Agreement, dated February 27, 1997 between the Company, Vertical Financial
                Holdings, and Walter Glas Gmbtt
    10.27(3)    Purchase Agreement, dated November 13, 1997, by and between IAT Multimedia, Inc. and Dr. Alfred
                Simmet
    10.28(3)    Irrevocable Letter of Credit and Indemnity, dated November 7, 1997, by and between IAT Multimedia,
                Inc. and Citibank, N.A.
    10.29(4)    Consulting Agreement, dated July 18, 1997, by and between IAT Multimedia, Inc. and Arnold J.
                Wassserman
    10.30       Amendment to Consulting Agreement between the Company and Arnold Wasserman, dated March 2,
                1998.
    10.31(4)    Retainment Agreement, dated August 25, 1997, by and between IAT Multimedia, Inc. and Reiner
                Hallauer
    10.31(4)    Stock Option Agreement for Arnold J. Wasserman, dated July 18, 1997, by and between IAT Multi-
                media, Inc. and Arnold J. Wasserman

     10.32(4)    Stock Option Agreement for Reiner Hallauer, dated August 25, 1997, by and between IAT Multime- dia,
                 Inc. and Reiner Hallauer
     10.34(4)    Management Contract, dated as of November 13, 1997, by and between FSE Computer Handel-
                 Verwaltungs GmbH and Dr. Alfred Simmet
     10.35(4)    Credit Agreement, dated as of February 5, 1996, by and between IAT AG and Swiss Bank Corpora-
                 tion
     10.36(4)    Agreement by and between Swiss Bank Corporation and IAT Multimedia, Inc.
     10.37(4)    License Agreement, dated as of July 2, 1997, by and between IAT AG and Proton Communications
                 Technologies Inc
     10.38(4)    License Agreement, dated as of July 23, 1997, by and between IAT AG and Sony Electronics Inc.
     10.39(4)    Consent of Sony Electronics Inc.
     10.40(4)    License Agreement, dated as of June 12, 1997, by and between IAT Multimedia, Inc. and Precision
                 Digital Images Corporation
     10.41(4)    Development Agreement, dated as of June 20, 1997, by and between IAT Multimedia, Inc, and Pre-
                 cision Digital Images Corporation
     10.42(4)    Letter of Intent, dated November 18, 1997, by and between Olympus Co. (Europe) GmbH and IAT
                 Deutschland GmbH
     10.43(4)    Annex to the OKI Semiconductor Gate Array, Standard Cell, Macrocell Products Development and
                 Purchase Agreement, dated as of June 5, 1997, by and among IAT Multimedia, Inc., Precision Digi- tal
                 Images Corporation and OKI Semiconductor
     10.44(4)    Settlement Agreement, dated November 12, 1997, by and between IAT Deutschland GmbH, IAT Mul-
                 timedia, Inc. and Mr. Wilhelm Gudauski
     10.45(4)    Letter of Termination from Deutsche Telekom
     10.46(4)    Letter of Termination from IBM Deutschland
     10.47(4)    Agreement dated as of December 22, 1997 by and among Richard Suter, Klaus-Dirk Sippel and
                 Cornelius Holthuizen, IAT AG and IAT Multimedia, Inc.
     10.48(4)    Amended and Restated Agreement dated as of December 22, 1997 by and among Richard Suter, Klaus-
                 Dirk Sippel and Cornelius Holthuizen, IAT AG and IAT Multimedia, Inc.
     10.49(4)    Amendment No. 1 to Stock Option Agreement for Arnold J. Wasserman
     10.50(4)    Amendment No. 1 to Stock Option Agreement for Reiner Hallauer
      21.1       List of Subsidiaries of Registrant
      27.1        Financial Data Schedule

------------
(1) Incorporated by reference in the Company's Registration Statement on Form S-1 (Reg. No. 333-18529) as filed on December 23, 1996, as amended.
(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed on November 14, 1997
(3 Incorporated by reference to the Company's Current Report on Form 8-K as filed on November 26, 1997
(4) Incorporated by reference to the Company Registration Statement on Form S-1 (Reg. No. 333-41835) as filed on December 10, 1997 as amended.
(5) Incorporated by reference in the Company's Current Report on Form 8-K as filed on March 20, 1998.
(6) Incorporated by reference in the Company's Current Report on Form 8-K/A as filed on April 3, 1998.

b) The following reports on Form 8-K were filed during the last quarter of the year ended December 31, 1997.







      Date of
       Report                         Item Reported                    Financial Statement Filed
-------------------   ---------------------------------------------   --------------------------
November 26, 1997     Acquisition of FSE                                          No
December 17,1997      Financial Statements relating to the acqui-                Yes
                      sition of FSE reported in the Company's
                      November 26, 1997 current Form on 8-K.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            IAT MULTIMEDIA, INC.





                                            By: /s/ Jacob Agam
                                            -----------------------------------

                                               Jacob Agam
                                               Chairman


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




                   Signature                                          Title                            Date
-----------------------------------------------   ---------------------------------------------   --------------
        /s/ Jacob Agam                            Chairman of the Board of Directors              April 9, 1998
  ----------------------------
            Jacob Agam

       /s/ Klaus  Grissemann                     Chief Financial Officer and Director             April 9, 1998
  ----------------------------                   (Principal Accounting and Financial Officer)
           Klaus Grissemann



        /s/ Volker Walther                        Director
  -----------------------------
            Volker Walther

       /s/ Reiner Hallauer
  -----------------------------                   Director                                        April 9, 1998
           Reiner Hallauer

        /s/ Viktor Vogt
 ------------------------------                   Director                                        April 9, 1998
            Viktor Vogt


     /s/ Arnold Wasserman
 ------------------------------                   Director                                        April 9, 1998
         Arnold Wasserman


                                   EXHIBITS


(a)(1) The following consolidated financial statements of the Company and the report of independent auditors are filed as a part of this report:

     Independent Auditors' Report

     Consolidated Balance Sheets

     Consolidated Statements of Operations

     Consolidated Statements of Changes in Stockholders' Equity (Deficit)

     Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements.

     (2) The following financial statement schedule of the Company is filed as part of this report:

     Schedule II -- Valuation and Qualifying Accounts

     (3) Exhibits

     The following exhibits are filed with or incorporated by reference in this report:


      3.1 (1)   Amended and Restated Certificate of Incorporation of the Registrant
      3.2 (1)   By-laws of the Registrant
      4.1 (1)   Form of Warrant Agreement
      4.2 (1)   Form of Underwriter's Warrant
      4.3 (1)   Warrant issued to Vertical Financial Holdings (one in a series of warrants with identical terms)
      4.4 (1)   Warrant issued to Stockholders (one in a series of warrants with identical terms)
      4.5 (1)   Escrow Agreement
     10.1 (5)   Participation Agreement dated as of March 5, 1998 by and among Communication Systems, IAT AG,
                Dr. Viktor Vogt, and HIBEG
     10.2 (5)   Spinoff Agreement dated as of March 5, 1998 by and among IAT GmbH and Communications Systems
     10.3 (5)   Agreement concering the Assignment and Transfer of Corporate Shares dated as of March 5, 1998 by and among HIBEG, IAT GmbH, and IAT AG.
     10.4 (5)   Loan Transfer Agreement dated as of March 5, 1998 by and among HIBEG, IAT GmbH, and Commu-
                nications Systems.
     10.5 (5)   Option Agreement dated as of March 5, 1998 by and among Dr. Viktor Vogt and HIBEG.
     10.6 (5)   Spinoff Agreement dated as of March 11, 1998 by and among the Company, Dr. Viktor Vogt, and Swiss
                Newco.
     10.7 (5)   Transfer Agreement dated as of March 11, 1998 by and among the Company, IAT AG, Dr. Viktor Vogt, and IAT Communications AG.
     10.8 (5)   Agreement on the Acquisition of Assets dated as of March 18, 1998 between IAT AG and Swiss Newco.
     10.9 (5)   Restructuring Agreement dated as of March 5, 1998 by and among IAT GmbH, IAT AG, Dr. Vogt and
                HIBEG.
    10.10(6)    Amendment to the Transfer Agreement dated as of March 24, 1998 by and among the Company, IAT
                AG, Dr. Vikto Vogt and IAT Communication AG.
    10.11(6)    Promissory Note dated March 24, 1998 by IAT Communication AG to the Company.
    10.12(6)    Promissory Note dated March 24, 1998 by IAT Communication AG to Dr. Viktor Vogt.

     10.13(6)    Promissory Note dated March 24, 1998 by IAT Communications AG to IAT AG.
     10.14(1)    Cooperation Agreement, dated March 18, 1996, by and between Olympus Optical (Europe) GmbH and
                 IAT Deutschland GmbH
     10.15(1)    Loan Agreement for Current Account Credit Lines between IAT Deutschland GmbH and Volksbank
                 Sottrum eG
     10.16(1)    Agreement, dated September 1, 1992, by and between Grissemann Consulting SA and IAT AG
     10.17(1)    Addendum to the Agreement of September 1, 1992, dated December 14, 1994, by and between Gris-
                 semann Consulting SA and IAT AG
     10.18(1)    Employment Contract, dated as of July 1, 1993, by and between IAT AG and Mr. Franz Muller
     10.19(1)    Amendment No. I to Stock Purchase Agreement, dated as of October 4, 1996, by and among IAT Mul-
                 timedia, Inc. (formerly known as IAT Holdings, Inc.), IAT AG, IAT Deutschland GmbH Vertical Finan-
                 cial Holdings, and the stockholders of IAT AG
     10.20(1)    Amendment No. I to Marketing Agreement, dated as of October 24, 1996, by and between IAT Mul-
                 timedia, Inc. (formerly known as IAT Holdings, Inc.) and General Capital
     10.21(1)    Letters of Consent dated December 20, 1996
     10.23(2)    Amendment No. 1 to the Joint Development and Cross License Agreement, dated June 2, 1997, between
                 Texas Instruments Incorporated and IAT AG
     10.24(1)    Registration Rights Agreement, dated February 27, 1997, between the Company, Vertical Financial
                 Holdings, and Klaus-Dirk sippel
     10.25(2)    License Agreement, dated June 2, 1997, between Texas Instruments Incorporated and IAT AG
     10.26(1)    Registration Rights Agreement, dated February 27, 1997 between the Company, Vertical Financial
                 Holdings, and Walter Glas Gmbtt
     10.27(3)    Purchase Agreement, dated November 13, 1997, by and between IAT Multimedia, Inc. and Dr. Alfred
                 Simmet
     10.28(3)    Irrevocable Letter of Credit and Indemnity, dated November 7, 1997, by and between IAT Multimedia,
                 Inc. and Citibank, N.A.
     10.29(4)    Consulting Agreement, dated July 18, 1997, by and between IAT Multimedia, Inc. and Arnold J.
                 Wassserman
     10.30       Amendment to Consulting Agreement between the Company and Arnold Wasserman, dated March 2,
                 1998.
     10.31(4)    Retainment Agreement, dated August 25, 1997, by and between IAT Multimedia, Inc. and Reiner
                 Hallauer
     10.31(4)    Stock Option Agreement for Arnold J. Wasserman, dated July 18, 1997, by and between IAT Multi-
                 media, Inc. and Arnold J. Wasserman

     10.32(4)    Stock Option Agreement for Reiner Hallauer, dated August 25, 1997, by and between IAT Multime- dia,
                 Inc. and Reiner Hallauer
     10.34(4)    Management Contract, dated as of November 13, 1997, by and between FSE Computer Handel-
                 Verwaltungs GmbH and Dr. Alfred Simmet
     10.35(4)    Credit Agreement, dated as of February 5, 1996, by and between IAT AG and Swiss Bank Corpora-
                 tion
     10.36(4)    Agreement by and between Swiss Bank Corporation and IAT Multimedia, Inc.
     10.37(4)    License Agreement, dated as of July 2, 1997, by and between IAT AG and Proton Communications
                 Technologies Inc
     10.38(4)    License Agreement, dated as of July 23, 1997, by and between IAT AG and Sony Electronics Inc.
     10.39(4)    Consent of Sony Electronics Inc.
     10.40(4)    License Agreement, dated as of June 12, 1997, by and between IAT Multimedia, Inc. and Precision
                 Digital Images Corporation
     10.41(4)    Development Agreement, dated as of June 20, 1997, by and between IAT Multimedia, Inc, and Pre-
                 cision Digital Images Corporation
     10.42(4)    Letter of Intent, dated November 18, 1997, by and between Olympus Co. (Europe) GmbH and IAT
                 Deutschland GmbH
     10.43(4)    Annex to the OKI Semiconductor Gate Array, Standard Cell, Macrocell Products Development and
                 Purchase Agreement, dated as of June 5, 1997, by and among IAT Multimedia, Inc., Precision Digi- tal
                 Images Corporation and OKI Semiconductor
     10.44(4)    Settlement Agreement, dated November 12, 1997, by and between IAT Deutschland GmbH, IAT Mul-
                 timedia, Inc. and Mr. Wilhelm Gudauski
     10.45(4)    Letter of Termination from Deutsche Telekom
     10.46(4)    Letter of Termination from IBM Deutschland
     10.47(4)    Agreement dated as of December 22, 1997 by and among Richard Suter, Klaus-Dirk Sippel and
                 Cornelius Holthuizen, IAT AG and IAT Multimedia, Inc.
     10.48(4)    Amended and Restated Agreement dated as of December 22, 1997 by and among Richard Suter, Klaus-
                 Dirk Sippel and Cornelius Holthuizen, IAT AG and IAT Multimedia, Inc.
     10.49(4)    Amendment No. 1 to Stock Option Agreement for Arnold J. Wasserman
     10.50(4)    Amendment No. 1 to Stock Option Agreement for Reiner Hallauer
      21.1       List of Subsidiaries of Registrant
      27.1        Financial Data Schedule

------------
(1) Incorporated by reference in the Company's Registration Statement on Form S-1 (Reg. No. 333-18529) as filed on December 23, 1996, as amended.
(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed on November 14, 1997
(3 Incorporated by reference to the Company's Current Report on Form 8-K as filed on November 26, 1997
(4) Incorporated by reference to the Company Registration Statement on Form S-1 (Reg. No. 333-41835) as filed on December 10, 1997 as amended.
(5) Incorporated by reference in the Company's Current Report on Form 8-K as filed on March 20, 1998.
(6) Incorporated by reference in the Company's Current Report on Form 8-K/A as filed on April 3, 1998.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULE



Independent Auditors' Report .........................................       F-2
Consolidated Financial Statements
 Consolidated Balance Sheets .........................................       F-3
 Consolidated Statements of Operations ...............................       F-4
 Consolidated Statements of Changes in Stockholders' Equity (Deficit)        F-5
 Consolidated Statements of Cash Flows ...............................     F-6-7
 Notes to Consolidated Financial Statements ..........................    F-8-15
Financial Statement Schedule
 Schedule II -- Valuation and Qualifying Accounts
   for the Years Ended December 31, 1997, 1996 and 1995 ..............       S-1

------------
Note:
(a) All other schedules are not submitted because they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders
IAT Multimedia, Inc.



We have audited the accompanying consolidated balance sheets of IAT Multimedia, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), cash flows, and financial statement schedule for each of the three years in the period ended December 31, 1997. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IAT Multimedia, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                          Rothstein, Kass & Company, P.C.


Roseland, New Jersey
March 25, 1998

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS




                                                                                                 December 31,
                                                                                    --------------------------------------
                                                                                          1997               1996
                                                                                    ----------------   ----------------
                                                                 ASSETS
Current assets:
 Cash and cash equivalents ......................................................    $   5,472,928      $     264,661
 Investments ....................................................................        2,726,865
 Accounts receivable, less allowance for doubtful accounts of $71,111 in
   1997 and $20,000 in 1996 .....................................................        1,258,914            309,133
 Inventories ....................................................................        1,699,338            437,128
 Other current assets ...........................................................          277,057            192,996
 Assets held for disposition ....................................................        1,077,920
                                                                                     -------------
    Total current assets ........................................................       12,513,022          1,203,918
Equipment and improvements, net .................................................          633,605            638,955
Other assets:
 Excess of cost over net assets acquired, net ...................................        3,373,254
 Other assets ...................................................................          139,635            373,192
                                                                                     -------------      -------------
                                                                                     $  16,659,516      $   2,216,065
                                                                                     =============      =============
                                         LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
Current liabilities:
 Notes payable, banks ...........................................................    $     449,121      $   1,811,837
 Accounts payable and other current liabilities .................................        3,649,882          1,013,400
 Loans payable, stockholders ....................................................        2,339,451          1,107,407
 Liabilities held for disposition ...............................................        1,640,029
 Deferred taxes payable .........................................................          311,347
                                                                                     -------------
    Total current liabilities ...................................................        8,389,830          3,932,644
                                                                                     -------------      -------------
Loans payable, stockholders, net of current portion .............................                             963,704
                                                                                                        -------------
Series A convertible preferred stock, $.01 par value, redeemable, authorized,
 issued and outstanding nil in 1997 and 1,875,000 shares in 1996 ................                           1,400,000
                                                                                                        -------------
Minority interest ...............................................................          174,007
                                                                                     -------------
Commitments and contingencies
Stockholders' equity (deficit): .................................................
 Preferred stock, $.01 par value, authorized 500,000 shares, none issued
 Common stock, $.01 par value, authorized 20,000,000 shares, issued
   9,751,949 in 1997 and 4,375,000 shares in 1996 ...............................           97,519             43,750
 Capital in excess of par value .................................................       27,103,657          8,002,884
 Accumulated deficit ............................................................      (19,239,283)       (12,293,447)
 Cumulative translation adjustment ..............................................          340,046            166,530
 Treasury stock (50,000 shares) .................................................         (206,260)
                                                                                     -------------
    Total stockholders' equity (deficit) ........................................        8,095,679         (4,080,283)
                                                                                     -------------      -------------
                                                                                     $  16,659,516      $   2,216,065
                                                                                     =============      =============

          See accompanying notes to consolidated financial statements.

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                 Years Ended December 31,
                                                                    ---------------------------------------------------
                                                                          1997              1996              1995
                                                                    ---------------   ---------------   ---------------
Net sales .......................................................    $  5,879,820      $  1,193,302      $  1,510,076
Cost of sales ...................................................       5,167,198           811,771           967,909
                                                                     ------------      ------------      ------------
Gross margin ....................................................         712,622           381,531           542,167
                                                                     ------------      ------------      ------------
Operating expenses:
 Research and development costs:
 Expenses incurred ..............................................       2,522,977         2,728,815         2,531,093
 Less participations received ...................................          97,397           398,177           868,335
                                                                     ------------      ------------      ------------
   Research and development costs, net ..........................       2,425,580         2,330,638         1,662,758
 Selling expenses ...............................................       2,599,663         1,462,191         1,265,697
 General and administrative expenses ............................       2,486,443         1,494,858         1,374,379
 Non-recurring spin off expenses ................................         350,000
                                                                     ------------
                                                                        7,861,686         5,287,687         4,302,834
                                                                     ------------      ------------      ------------
Operating loss ..................................................      (7,149,064)       (4,906,156)       (3,760,667)
                                                                     ------------      ------------      ------------
Other income (expense):
 Interest income ................................................         484,394
 Interest expense ...............................................        (232,518)         (213,136)         (128,804)
 Other income ...................................................          36,662            10,814            30,127
 Minority interest in net (income) loss of subsidiaries .........         (33,685)                            129,167
                                                                     ------------                        ------------
                                                                          254,853          (202,322)           30,490
                                                                     ------------      ------------      ------------
Net loss ........................................................      (6,894,211)       (5,108,478)       (3,730,177)
Preferred stock dividends .......................................         (51,625)
                                                                     ------------
Net loss applicable to common stock .............................    $ (6,945,836)     $ (5,108,478)     $ (3,730,177)
                                                                     ============      ============      ============
Basic and diluted loss per share of common stock ................    $       (.84)     $       (.89)     $       (.77)
                                                                     ============      ============      ============
Weighted average number of common shares outstanding .                  8,260,709         5,751,715         4,838,958
                                                                     ============      ============      ============

          See accompanying notes to consolidated financial statements.

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)




                                                     Capital in
                               Common Stock
                         ------------------------     Excess of
                            Shares       Amount       Par Value
                         -----------  -----------  --------------
Balances, January 1,
 1995 .................   1,750,000    $ 17,500     $  2,685,203
Issuance of common
 stock ................   1,750,000      17,500        3,786,848
Change in cumulative
 translation
 adjustments ..........
Net loss ..............
Balances, December
 31, 1995 .............   3,500,000      35,000        6,472,051
Issuance of common
 stock ................     875,000       8,750        1,530,833
Change in cumulative
 translation
 adjustments ..........
Net loss ..............
Balances, December
 31, 1996 .............   4,375,000      43,750        8,002,884
Issuance of common
 stock ................   5,376,949      53,769       19,100,773
Change in cumulative
 translation
 adjustments ..........
Dividends .............
Acquisition of treasury
 stock ................
Net loss ..............
Balances, December
 31, 1997 .............   9,751,949    $ 97,519     $ 27,103,657
                          =========    ========     ============

                                              Cumulative
                            Accumulated      Translation       Treasury
                              Deficit        Adjustments        Stock            Total
                         -----------------  -------------  ---------------  ---------------
Balances, January 1,
 1995 .................    $ (3,454,792)     $    13,874     $        --     $   (738,215)
Issuance of common
 stock ................                                                         3,804,348
Change in cumulative
 translation
 adjustments ..........                         (223,612)                        (223,612)
Net loss ..............      (3,730,177))                                      (3,730,177)
                           ------------                                      ------------
Balances, December
 31, 1995 .............      (7,184,969)        (209,738)                        (887,656)
Issuance of common
 stock ................                                                         1,539,583
Change in cumulative
 translation
 adjustments ..........                          376,268                          376,268
Net loss ..............      (5,108,478)                                       (5,108,478)
                           ------------                                      ------------
Balances, December
 31, 1996 .............     (12,293,447)         166,530                       (4,080,283)
Issuance of common
 stock ................                                                        19,154,542
Change in cumulative
 translation
 adjustments ..........                          173,516                          173,516
Dividends .............         (51,625)                                          (51,625)
Acquisition of treasury
 stock ................                                         (206,260)        (206,260)
Net loss ..............      (6,894,211)                                       (6,894,211)
                           ------------                                      ------------
Balances, December
 31, 1997 .............    $(19,239,283)     $   340,046     $  (206,260)    $  8,095,679
                           ============      ===========     ===========     ============

          See accompanying notes to consolidated financial statements.

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                       Years Ended December 31,
                                                                       ---------------------------------------------------------
                                                                              1997                1996                1995
                                                                       -----------------   -----------------   -----------------
Cash flows from operating activities:
 Net loss ..........................................................     $  (6,894,211)      $  (5,108,478)      $  (3,730,177)
 Adjustments to reconcile net loss to net cash used
   in operating activities:
   Depreciation and amortization ...................................           459,287             230,134             194,274
   Common stock issued for services ................................            22,500
   Minority interest ...............................................            33,685                                (129,167)
   (Increase) decrease in cash attributable to changes
    in assets and liabilities:
    Accounts receivable ............................................           537,428             216,016             291,512
    Inventories ....................................................           (30,926)            (34,002)           (111,089)
    Other current assets ...........................................          (121,509)             (8,480)               (409)
    Other assets ...................................................            92,581             (96,667)
    Accounts payable and other current liabilities .................           595,397             194,949             253,707
                                                                         -------------       -------------       -------------
Net cash used in operating activities ..............................        (5,305,768)         (4,606,528)         (3,231,349)
                                                                         -------------       -------------       -------------
Cash flows from investing activities:
 Acquisition of business, net of cash acquired .....................        (1,005,678)
 Purchases of equipment and improvements ...........................          (418,297)           (370,780)           (243,706)
 Purchase of investments ...........................................        (2,726,865)
                                                                         -------------
Net cash used in investing activities ..............................        (4,150,840)           (370,780)           (243,706)
                                                                         -------------       -------------       -------------
Cash flows from financing activities:
 Cash held for disposition .........................................            (1,654)
 Proceeds from (repayments of) loans payable, stockholders .........        (1,090,657)          1,931,250            (130,524)
 Deferred registration costs .......................................          (133,920)           (276,525)
 Payment of preferred stock dividends ..............................           (51,625)
 Proceeds from issuance of common stock ............................        17,079,849           1,539,583           3,804,348
 Proceeds from issuance of preferred stock .........................                             1,400,000
 Issuance of common stock of a subsidiary
   to a minority interest ..........................................                                                   129,167
 Repayment of loan payable .........................................          (310,362)
 Purchase of treasury stock ........................................          (206,260)
 Proceeds from (repayments of) short-term bank loan ................          (709,321)            473,235             (39,475)
                                                                         -------------       -------------       -------------
 Net cash provided by financing activities .........................        14,576,050           5,067,543           3,763,516
                                                                         -------------       -------------       -------------
 Effect of exchange rate changes on cash ...........................            88,825             (24,453)           (103,403)
                                                                         -------------       -------------       -------------
 Net increase in cash ..............................................         5,208,267              65,782             185,058
 Cash and cash equivalents, beginning of year ......................           264,661             198,879              13,821
                                                                         -------------       -------------       -------------
 Cash and cash equivalents, end of year ............................     $   5,472,928       $     264,661       $     198,879
                                                                         =============       =============       =============


          See accompanying notes to consolidated financial statements.

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                                                                     Years Ended December 31,
                                                             -----------------------------------------
                                                                  1997          1996          1995
                                                             -------------   ----------   ------------
Supplemental disclosures of cash flow information:
 Cash paid during the year for interest ..................   $    243,365     $ 162,473     $ 128,804
                                                             ============     =========     =========
Supplemental schedule of non cash investing and financing
 activities:
 Issuance of 146,949 shares of common stock
   related to acquisition ................................   $   928,718      $      --     $      --
                                                             ===========      =========     =========
 Issuance of note payable related to acquisition .........   $   890,000      $      --     $      --
                                                             ===========      =========     =========
 Conversion of Series A Convertible Preferred Stock
   into 1,875,000 shares of common stock .................   $ 1,400,000      $      --     $      --
                                                             ===========      =========     =========


          See accompanying notes to consolidated financial statements.

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -- BUSINESS AND ORGANIZATION:

     IAT Multimedia, Inc. ("IAT") was incorporated under the laws of Delaware in September 1996. During October 1996, IAT issued 4,375,000 shares of its common stock for 100% of the outstanding shares of common stock of IAT AG, a corporation organized under the laws of Switzerland, in a transaction accounted for as a pooling of interests. IAT, through its recent acquisition (Note 3), markets in Germany high performance personal computers assembled according to customer specifications. In addition, IAT licenses its video conferencing technology to customers throughout the world.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Principles of Consolidation -- The consolidated financial statements include the accounts of IAT, its wholly-owned subsidiary IAT AG, Switzerland, a 74.9%-owned subsidiary, IAT Deutschland GmbH Interactive Medien Systeme Bremen ("IAT GmbH"), 100% of the General Partner of FSE Computer-Handel GmbH & Co. KG
(FSE) and 80% of the limited partnership interest of FSE (Note 3) (collectively the "Company"). All intercompany accounts and transactions have been eliminated.

     Cash and Cash Equivalents -- The Company maintains its cash and cash equivalents with financial institutions in accounts which at times may exceed insured limits. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Investments -- The Company's investments in corporate bonds, which are available for sale, are carried at fair value which approximates carrying value. Provisions are made to write-down the value of these investments for declines in value, if any, that are other than temporary.

     Inventories -- Inventories are valued at the lower of cost, on the first-in, first-out (FIFO) method, or market.

     Revenue Recognition -- Revenues from the sale of personal computers and communications systems are recognized upon shipment to customers.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Equipment and Improvements -- Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:


      Computer hardware and software                                     2-5 years
      Office furniture and equipment, including automobiles              3-8 years
      Leasehold improvements                                   Life of the respective lease


     Impairment of Long-Lived Assets -- The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment is the amount by which the carrying value of the asset exceeds its fair value.

     Excess of Cost Over Net Assets Acquired -- Goodwill represents the excess of cost over the fair market value of net assets of acquired businesses and is amortized over a period of 10 years from the respective acquisition date. The Company monitors the cash flows of the acquired operation to assess whether any impairment of recorded goodwill has occurred. Amortization for the year ended December 31, 1997 was approximately $45,000.

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  -- (Continued)

     Foreign Currency Translation -- The Company has determined that the local currency of its Switzerland subsidiary, Swiss Francs, is the functional currency for IAT AG and IAT GmbH and the Deutsch Mark is the functional currency for FSE. The financial statements of the subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 (SFAS 52), "Foreign Currency Translation". SFAS 52 provides that all balance sheet accounts are translated at year-end rates of exchange (1.45 and 1.35 Swiss Francs for each U.S. dollar at December 31, 1997 and 1996, respectively, and 1.80 Deutsch Mark for each U.S. dollar at December 31, 1997), except for equity accounts which are translated at historical rates. Income and expense accounts and cash flows are translated at the average of the exchange rates in effect during the year. The resulting translation adjustments are included as a separate component of stockholders' equity (deficit), whereas gains or losses arising from foreign currency transactions are included in results of operations.


     Fair Value of Financial Instruments -- The fair value of the Company's assets and liabilities which qualify as financial instruments under Statement of Financial Accounting Standards No. 107 approximate the carrying amounts presented in the consolidated balance sheets.


     Stock Options -- In October 1995, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations with pro forma disclosure of what net income (loss) and earnings (loss) per share would have been had the Company adopted the new fair value method. The Company accounts for its stock based compensation plans in accordance with the provisions of APB 25.


     Income Taxes -- The Company complies with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes", which requires an asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed based on differences between the financial reporting and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.


     Research and Development Costs -- Research and development costs are expensed as incurred. The expenditures include the following cost elements directly relating to research and development: materials costs, equipment and facilities depreciation, personnel costs, contract services and certain general and administrative expenses. Costs incurred subsequent to establishment of technological feasibility have not been material.


     Research and Development Participation Agreements -- The Company has entered into various agreements relating to the joint development of the Company's video conferencing products. In accordance with these agreements, the Company and its counterparts each have rights for the use of the developed technology. Reimbursed research and development costs (participations received) for the years ended December 31, 1997, 1996 and 1995 were $97,397, $398,177 and $868,335, respectively.


     Loss Per Common Share -- Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." SFAS 128 requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares includes shares issued within one year of the Company's initial public offering (IPO) with an issue price less than the IPO price, and excludes shares of common stock placed in escrow upon the completion of the IPO. In addition, all shares have been adjusted to reflect the reverse stock split discussed in Note 9. Diluted earnings per share reflects the potential

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  -- (Continued)

dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Prior period loss information has been restated as required by SFAS No. 128. Diluted loss per common share is the same as basic loss per common share for the years ended December 31, 1997, 1996 and 1995. At December 31, 1997, 1996 and 1995, the
Company had unexercised stock options to purchase 145,000, nil and nil shares, respectively, and had unexercised common stock purchase Warrants to purchase 2,683,485; 2,348,485; and nil shares, respectively. These unexercised options and warrants were not included in the computations of diluted loss per share because their effect would have been antidilutive as a result of the Company's losses.

     Minority Interest in Consolidated Subsidiary -- The Company records the minority interest in its consolidated subsidiary at the cost of the investment, adjusted for the income (loss) of the subsidiary. Losses, however, will be recorded only to the extent of the original investment and previously recognized equity in earnings, if any.

NOTE 3 -- ACQUISITION:

     In November 1997, the Company acquired 100% of the interest in the general partner of FSE and 80% of the limited partnership interest of FSE from the sole limited partner. FSE markets in Germany high performance personal computers ("PC's") assembled according to customer specifications and sold under the trade name Trinology, as well as components and peripherals for PC's. The aggregate purchase price was $4,074,653, comprised of $1,857,225 in cash, the issuance of a promissory note for $928,608, the issuance of 146,949 shares of the Company's common stock valued at fair market value of $6.32 per share, $360,212 of acquisition costs and the assumption of liabilities of $4,438,547. In addition, the seller has guaranteed certain financial results of FSE for 1998. In the event FSE does not attain the required financial results, the seller is required to reimburse the shortfall to the Company.

     The acquisition was accounted for as a purchase and the purchase price was allocated on the basis of the relative fair values of the assets acquired and the liabilities assumed, as follows:



          Cash ........................    $  1,139,645
          Accounts receivable .........       1,596,341
          Inventories .................       1,696,997
          Prepaid expenses ............          11,638
          Equipment ...................         673,276
          Goodwill ....................       3,577,086
          Minority interest ...........        (181,783)
          Liabilities assumed .........      (4,438,547)
                                           ------------
                                           $  4,074,653
                                           ============


     The following unaudited pro forma condensed statements of operations for 1997 and 1996 give effect to the acquisition of FSE as if it had occurred on January 1 of each year:




                                                                        1997                1996
                                                                  ----------------   -----------------
Net sales .....................................................     $ 37,632,302       $  42,109,822
                                                                    ============       =============
Net loss ......................................................     $ (7,035,343)      $  (5,215,482)
                                                                    ============       =============
Basic and diluted loss per share ..............................     $       (.84)      $        (.88)
                                                                    ============       =============
Weighted average number of common shares outstanding ..........        8,389,289           5,898,664
                                                                    ============       =============

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

NOTE 4 -- INVENTORIES:


     Inventories consist of the following:




                                             December 31,
                                     -----------------------------
                                          1997            1996
                                     --------------   ------------
Raw materials ....................    $        --      $ 406,202
Work in process ..................        124,445
Purchased finished goods .........      1,574,893         30,926
                                      -----------      ---------
                                      $ 1,699,338      $ 437,128
                                      ===========      =========

NOTE 5 -- EQUIPMENT AND IMPROVEMENTS:


     Equipment and improvements consist of the following:




                                                                  December 31,
                                                           --------------------------
                                                               1997          1996
                                                           -----------   ------------
Automobiles ............................................    $  83,110    $      --
Computer hardware and software .........................      339,686      806,768
Office furniture and equipment .........................       14,040      286,863
Leasehold improvements .................................      231,993      294,624
                                                            ---------    ---------
                                                              668,829    1,388,255
Less accumulated depreciation and amortization .........       35,224      749,300
                                                            ---------    ---------
                                                            $ 633,605    $ 638,955
                                                            =========    =========

NOTE 6 -- NOTES PAYABLE, BANKS:


     Notes payable, banks consist of the following:




                                                                                    December 31,
                                                                            -----------------------------
                                                                                1997            1996
                                                                            ------------   --------------
Note payable under a line of credit with a Swiss bank for a maximum amount of approximately $500,000, bearing interest at 6.5% per annum (at
 December 31, 1997), due in monthly installments of approximately
 $140,000 and guaranteed by certain stockholders of IAT .................    $ 449,121      $ 1,209,770
Notes payable to German banks, bearing interest at 10.5% per annum, due on demand, collateralized by accounts receivable and guaranteed by the
 stockholders of IAT GmbH ...............................................                       602,067
                                                                                            -----------
                                                                             $ 449,121      $ 1,811,837
                                                                             =========      ===========

NOTE 7 -- ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES:


     Accounts payable and other current liabilities consist of the following:




                                                     December 31,
                                            -------------------------------
                                                 1997             1996
                                            --------------   --------------
Accounts payable, trade .................    $ 1,803,389      $   347,615
Value added taxes .......................        147,060           92,807
Payroll taxes ...........................         80,826          120,486
Professional fees .......................        523,297          202,764
Non-recurring spin-off expenses .........        350,000               --
Other current liabilities ...............        745,310          249,728
                                             -----------      -----------
                                             $ 3,649,882      $ 1,013,400
                                             ===========      ===========

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

NOTE 8 -- LOANS PAYABLE, STOCKHOLDERS:


     Loans payable, stockholders consist of the following:




                                                                                     December 31,
                                                                              ---------------------------
                                                                                  1997           1996
                                                                              ------------   ------------
Unsecured loan payable to minority stockholder of IAT GmbH, bearing inter-
 est at 5% per annum and adjustable to 10% based upon the attainment of
 retained earnings of IAT GmbH, as defined ................................   $      --      $ 482,222
Unsecured loans payable to a stockholder, bearing interest at 10% per annum          --      1,107,407
Unsecured loan payable to a stockholder, bearing interest at 8% per annum and paid in January 1998. The loan is subordinated to all other creditor
 claims ...................................................................     448,276        481,482
Loan payable to a stockholder relating to the purchase of FSE paid in March
 1998. Loan is collateralized by a letter of credit .......................     890,000             --
Loan payable to a limited partner of FSE, bearing interest at 2% above the current German Bundesbank annual discount rate and due on demand,
 subject to certain financial conditions ..................................   1,001,175
                                                                              ---------
                                                                              2,339,451      2,071,111
Less current portion ......................................................   2,339,451      1,107,407
                                                                              ---------      ---------
                                                                              $      --      $ 963,704
                                                                              =========      =========

NOTE 9 -- STOCKHOLDERS' EQUITY:


     In July 1997, the Company issued 5,000 shares of its common stock in exchange for consulting services and recorded an expense of $22,500 relating to such issuance.


     In April 1997, the Company completed its IPO. Through the offering, the Company sold 3,350,000 shares of its common stock which generated net proceeds of approximately $16,803,000 after underwriter's commissions and offering expenses of approximately $3,297,000. In addition, the Company issued the underwriter warrants to purchase 335,000 shares of the Company's common stock. The warrants are exercisable at a per share price equal to $9.90 and expire in March 2002. As of December 31, 1997, no warrants were exercised.


     In connection with the issuance of the Company's common stock to certain former IAT AG stockholders, the Company issued warrants to purchase an aggregate of 473,485 shares of common stock, exercisable at $7.80 per share, and expiring on December 31, 2006. As of December 31, 1997 and 1996, no warrants have been exercised.


     Certain of the Company's stockholders have agreed to place an aggregate of 498,285 shares of the Company's common stock in escrow. These shares will not be assignable or transferable (but may be voted) until such time as they are released from escrow based upon the Company meeting certain annual revenue and/or earnings levels or the common stock attaining certain price levels. All shares remaining in escrow on March 31, 2000 will be forfeited and contributed to the Company's capital. In the event the Company attains any of the thresholds providing for the release of escrow shares to the stockholders, the Company will recognize compensation expense relating to certain shareholders, at such time based on the fair market value of the shares.


     In December 1996, the Board of Directors and stockholders of the Company approved a reverse stock split whereby .947 shares of common stock and preferred stock were issued for each share outstanding at that time. All share information in the consolidated financial statements has been restated to reflect such stock split.

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

NOTE 9 -- STOCKHOLDERS' EQUITY:  -- (Continued)

     In October 1996, the Company issued 1,875,000 shares of Series A Convertible Preferred Stock, par value $.01 per share (Series A), for net proceeds of $1,400,000, after deducting expenses of $100,000. The Series A was converted into 1,875,000 shares of the Company's common stock upon the consummation of the Company's IPO in April 1997. At the time of conversion, the Company paid the required dividend of $51,625 ($.056 per share annualized). In addition, the Company issued warrants to purchase 1,875,000 shares of common stock, exercisable at $7.80 per share, and expiring on December 31, 2006. As of December 31, 1997 and 1996, no warrants have been exercised.


NOTE 10 -- STOCK OPTIONS:


     In December 1996, the Company's Board of Directors and stockholders approved the adoption of the Company's 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan provides for the grant of 500,000 non-qualified and incentive stock options to eligible employees and advisors. The 1996 Plan is administered by the Stock Option Committee consisting of the independent directors of the Company. Each option granted pursuant to the 1996 Plan is designated at the time of grant as either an incentive stock option or as a non-qualified stock option. As of December 31, 1997 and 1996, no options have been granted under the plan.


     In July and August 1997, the Company entered into stock option agreements outside the 1996 Plan. These agreements provide for the issuance of non-transferable options to purchase up to an aggregate of 70,000 and 75,000, respectively, shares of the Company's common stock at purchase prices of $5.00 and $6.00 per share, respectively, the fair market values on the dates of the grants. The options vest in installments through July 1999, as defined, and have piggy-back registration rights. As of December 31, 1997, no options have been exercised.


     The following summarizes the information relating to outstanding stock options during 1997:



                                                       Number           Per
                                                         of           Option        Weighted
                                                       Shares          Price        Average
                                                     ----------   --------------   ---------
Shares under option at January 1, 1997 ...........         --      $       --       $  --
Granted in 1997 ..................................    145,000       5.00-6.00       5.52
                                                      -------     -----------      ------
Shares under option at December 31, 1997 .........    145,000     $ 5.00-6.00      $ 5.52
                                                      =======     ===========      ======

     Had compensation cost for the Company's stock based compensation plans been determined based on the fair value at the grant dates, consistent with the provisions of SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:



                                                           1997
                                                     ----------------
       Net loss applicable to common stockholders:
        As reported ..............................     $ (6,945,836)
        Pro forma ................................       (7,263,565)
       Basic and diluted loss per share:
        As reported ..............................             (.84)
        Pro forma ................................             (.88)


     The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for 1997 grants: risk-free interest rate of 6%; no dividend yield; expected lives of 5 to 10 years; and expected volatility of 55%.

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

NOTE 11 -- DEPENDENCE UPON KEY RELATIONSHIPS:


     Approximately $923,000 and $1,032,000 of the Company's revenues for the years ended December 31, 1996 and 1995, respectively, were attributable to sales to one customer or affiliates of the customer. Substantially all of the sales for the years ended December 31, 1997, 1996 and 1995, respectively, are from customers located primarily in Switzerland and Germany. At December 31, 1997, 1996 and 1995, substantially all of the Company's operations, operating assets and liabilities were located in Germany and Switzerland.


NOTE 12 -- INCOME TAXES:


     For the years ended December 31, 1997, 1996 and 1995, income taxes computed at the statutory federal rates differ from the Company's effective rate due to the change in the deferred tax asset valuation allowance.


     At December 31, 1997, the Company has net operating loss carryforwards ("NOL") for Swiss, German and U.S. income tax purposes of approximately $14,000,000, $2,600,000 and $1,100,000, respectively. The Swiss NOLs expire between 1998 and 2005, the German NOLs have no expiration date and the U.S. NOLs expire in 2012. As a result, at December 31, 1997 and 1996, the Company recorded deferred tax assets of approximately $5,660,000 and $4,162,000, respectively, and valuation allowances in the same amounts.


     SFAS 109 requires that the Company record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax asset will not be realized". The ultimate realization of this deferred tax assets depends on the ability to generate sufficient taxable income in the future.


NOTE 13 -- COMMITMENTS AND CONTINGENCIES:


     The Company has entered into operating leases for the use of office space, manufacturing facilities and equipment. Rent expense for the years ended December 31, 1997, 1996 and 1995 was approximately $346,000, $400,000, and
$306,000, respectively.


     Aggregate approximate future minimum rental payments under these operating leases are as follows:



Year Ending December 31,
  1998 ...................    $ 70,000
  1999 ...................      21,000
  2000 ...................      17,000
                              --------
                              $108,000
                              ========

     The Company currently does not maintain product liability insurance, and believes that it cannot obtain such insurance, except at substantial cost. While no product liability claims have been made against the Company, there can be no assurance that such claims will not arise in the future. Any substantial uninsured liability would have a material adverse effect on the results of operations, cash flows and financial position of the Company.


     The Company is a party to various legal actions, the outcome of which, in the opinion of management, will not have a material adverse effect on results of operations, cash flows or financial position of the Company.


NOTE 14 -- RELATED PARTY TRANSACTION:


     In connection with the sale of the Series A shares, the Company entered into a marketing agreement with an affiliate of a Series A stockholder to assist with marketing the Company's products worldwide, and to arrange financing for the Company's operations, leasing programs and distribution arrangements. The agreement provided for the payment of $500,000 for such services which have been included in the selling expenses in 1997 through October 2001.

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

NOTE 15 -- SUBSEQUENT EVENTS:

     On March 6, 1998, the Company spun off substantially all of the assets and the liabilities of its majority-owned subsidiary, IAT GmbH, to a newly-formed German company (German Newco). German Newco is substantially owned by the former Co-chairman of the Board of Directors of the Company. In addition, IAT AG owns 15% of the outstanding common stock of the German Newco. The spinoff was effective on January 1, 1998 and required the Company to infuse approximately $650,000 of capital. In connection with the spinoff, IAT AG purchased the remaining 24.9% interest in IAT GmbH from the minority stockholder for a purchase price of approximately $100,000.

     On March 24, 1998, the Company spun off certain of the assets and liabilities of its wholly-owned subsidiary IAT AG to a newly-formed Swiss company (Swiss Newco). Swiss Newco is substantially owned by the former Co-chairman of the Board of Directors of the Company. In addition, IAT AG owns 15% of the outstanding common stock of the Swiss Newco. The spinoff was effective on January 1, 1998. Pursuant to the agreement, the Company funded the operating expenses through the closing date and, accordingly, has recorded a non-recurring charge of $350,000, in the accompanying consolidated statements of operations. At closing, the Company received a note for approximately $325,000 representing the value of the assets in excess of the liabilities spunoff (Purchase Note) on March 24, 1998. In addition, the Company loaned the Swiss Newco $250,000 (The Note) for operating cash flow. The notes provide for the payment of interest semi-annually beginning September 1, 1998 at a rate of 3% per annum, but interest expense will be recorded using a discount rate of 8.5% per annum. The Purchase Note is due on March 24, 2001. The Note is due the earlier of the date that Swiss Newco raises either debt or equity financing in excess of SF 1,000,000 or the end of three years.

     In connection with the spinoffs, the Company issued the former Co-chairman options to purchase 50,000 shares of the Company's common stock at $5.00 per share, subject to the terms and conditions of the 1996 Plan.

     Based upon the aforementioned, the Company has reclassified all assets and liabilities spun off in March 1998 as assets and liabilities held for disposition in the accompanying consolidated balance sheet at December 31, 1997. In addition, in connection with the spinoffs, the Company will merge its newly acquired interests in FSE into IAT GmbH.

     In exchange for Multimedia assuming the obligations of IAT AG under the Swiss bank note, (Note 6), the bank transferred the guarantees of certain stockholders of the Company to the Company. In December 1997, the Company exercised its rights under the guarantees, and required the guarantors to agree to sell an aggregate of 120,000 shares of the Company's common stock. In March 1998, the common stock was sold for total proceeds of approximately $494,000, which will be contributed to the Company as capital in excess of par value.

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES


                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS




                                                               Column C
                                               Column B        Additions                     Column E
                                              Balance at        Charged                      Balance
                 Column A                      Beginning       to Costs        Column D       at End
                Description                     of Year      and Expenses     Deductions     of Year
------------------------------------------   ------------   --------------   ------------   ---------
December 31, 1997:
 Allowance for doubtful accounts .........      $20,000         $51,111           $--        $71,111
                                                =======         =======           ===        =======
December 31, 1996:
 Allowance for doubtful accounts .........      $    --         $20,000           $--        $20,000
                                                =======         =======           ===        =======
December 31, 1995:
 Allowance for doubtful accounts .........      $    --         $    --           $--        $    --
                                                =======         =======           ===        =======