Form 10-Q
period 1998-03-31
IAT MULTIMEDIA INC
filed 1998-05-14
CIK 1029443

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         OF 1934

                         Commission File Number 0-22101

                              IAT MULTIMEDIA, INC.
             (exact name of registrant as specified in its charter)

Delaware                                         13-3920210
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

________Class________                        Outstanding at April 30, 1998
Common Stock, $.01 par value                 9,701,949 shares

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                                FORM 10-Q INDEX

                   FOR QUARTERLY PERIOD ENDED MARCH 31, 1998

                                                                                Page No.
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets at March 31, 1998                    3
                  (unaudited) and December 31, 1997

                  Consolidated Statements of Operations for Three Months           4
                  ended March 31, 1998 and 1997 (unaudited)

                  Consolidated Statements of Cash Flows for Three Months           5
                  ended March 31, 1998 and 1997 (unaudited)

                  Notes to Consolidated Financial Statements                      6-7

         Item 2.  Management's Discussion and Analysis of                         8-11
                  Financial Condition and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures                         11
                  About Market Risk

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                12

         Item 2.  Changes in Securities and Use of Proceeds                        12

         Item 3.  Default upon Senior Securities                                   12

         Item 4.  Submission of Matters to a Vote of Security Holders              12

         Item 5.  Other Information                                                13

         Item 6.  Exhibits and Reports on Form 8-K                                13-14

SIGNATURE PAGE                                                                     15

                         PART I. FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                  March 31,                  December 31,
                                                                                     1998                        1997
                                                                                 (unaudited)
                                                                                ---------------             ----------------
ASSETS
Current assets:
     Cash and cash equivalents                                                $      3,146,623            $       5,472,928
     Investments                                                                     1,681,395                    2,726,865
     Accounts receivable, less allowance for doubtful accounts of
        $92,623 in 1998 and $71,111 in 1997                                          1,519,728                    1,258,914
     Inventories                                                                     1,572,889                    1,699,338
     Other current assets                                                              197,086                      277,057
     Assets held for disposition                                                             -                    1,077,920
                                                                                ---------------             ----------------
        Total current assets                                                         8,117,721                   12,513,022
Equipment and improvements, net                                                        646,509                      633,605
Other assets:
     Notes receivable from affiliates                                                  537,951
     Investments in affiliated companies                                                18,937
     Excess of cost over net assets acquired, net                                    3,334,535                    3,373,254
     Other assets                                                                      203,685                      139,635
                                                                                ---------------             ----------------
                                                                              $     12,859,338            $      16,659,516
                                                                                ===============             ================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable, banks                                                     $         63,425            $         449,121
     Accounts payable and other current liabilities                                  2,748,623                    3,649,882
     Loans payable, stockholders                                                     1,045,704                    2,339,451
     Liabilities held for disposition                                                        -                    1,640,029
     Deferred taxes payable                                                            322,582                      311,347
                                                                                ---------------             ----------------
        Total current liabilities                                                    4,180,334                    8,389,830
                                                                                ---------------             ----------------
Minority interest                                                                      171,156                      174,007
                                                                                ---------------             ----------------
Stockholders' equity:
     Preferred stock, $.01 par value, authorized 500,000 shares, none issued
     Common stock, $.01 par value, authorized 20,000,000 shares,
        issued 9,751,949 in 1997 and 1998                                               97,519                       97,519
     Capital in excess of par value                                                 27,597,660                   27,103,657
     Accumulated deficit                                                           (19,274,105)                 (19,239,283)
     Cumulative translation adjustment                                                 293,034                      340,046
     Treasury stock (50,000 shares)                                                   (206,260)                    (206,260)
                                                                                ---------------             ----------------
        Total stockholders' equity                                                   8,507,848                    8,095,679
                                                                                ---------------             ----------------
                                                                              $     12,859,338            $      16,659,516
                                                                                ===============             ================

                                                                              See Notes to Consolidated Financial Statements

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                ---------------------------
                                                                                   1998             1997
                                                                                ----------       ----------

Net Sales                                                                      $ 8,762,063      $   199,005
Cost of Sales                                                                    7,829,594          139,511
                                                                                ----------       ----------
Gross margin                                                                       932,469           59,494

Operating expenses:
     Research and development costs, net                                                 -          583,093
     Selling expenses                                                              557,254          405,225
     General and administrative expenses                                           302,504          316,722
                                                                                ----------       ----------
                                                                                   859,758        1,305,040
                                                                                ----------       ----------

Operating income (loss) before depreciation
     and amortization                                                               72,711       (1,245,546)

Depreciation and amortization                                                      136,366           63,857
                                                                                ----------       ----------
Operating loss                                                                     (63,655)      (1,309,403)

Other income (expense):
     Interest expense                                                              (23,394)         (85,318)
     Interest income                                                                88,454            1,929
     Other income                                                                    4,189           19,588
                                                                                ----------       ----------
Income (loss) before minority interest                                               5,594       (1,373,204)

Minority interest in net income of subsidiary                                      (40,416)               -
                                                                                ----------       ----------
Net loss                                                                       $   (34,822)     $(1,373,204)
                                                                                ==========       ==========

Net loss per share - basic and diluted                                         $     (0.00)     $     (0.24)
                                                                                ==========       ==========
Weighted average number of
     common shares outstanding                                                   9,203,664        5,751,715
                                                                                ==========       ==========


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                  (UNAUDITED)


Net loss                                                                       $   (34,822)     $(1,373,204)

Other comprehensive income (loss) net of tax - Foreign
     currency translation adjustments                                              (47,012)         212,734
                                                                                ----------       ----------

Comprehensive loss                                                             $   (81,834)     $(1,160,470)
                                                                                ==========       ==========

                                                              See Notes to Consolidated Financial Statements

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                --------------------------
                                                                                   1998            1997
                                                                                ----------      ----------

Cash flows from operating activities:

     Net loss                                                                  $   (34,822)    $(1,373,204)

     Adjustments to reconcile net loss to net cash used
     in operating activities:
        Depreciation of equipment                                                   57,317          63,857
        Amortization of goodwill                                                    79,049
        Minority interest in income                                                 40,416

     Increase (decrease) in cash attributable to
     changes in assets and liabilities:
        Accounts receivable                                                       (284,088)        129,622
        Inventories                                                                 99,681          23,483
        Other current assets                                                        79,596         (10,766)
        Other assets                                                               (37,663)          5,000
        Accounts payable and other current liabilities                          (1,436,137)        273,976
                                                                                ----------      ----------
Net cash used in operating activites                                            (1,436,651)       (888,032)
                                                                                ----------      ----------
Cash flows from investing activities:
     Loans to and investments in, affiliated companies                            (652,571)
     Purchases of equipment and improvements                                       (80,865)        (64,988)
     Sale of investments                                                         1,045,470
                                                                                ----------      ----------

Net cash provided by (used in) investing activities                                312,034         (64,988)
                                                                                ----------      ----------
Cash flows from financing activities:
     Proceeds from (repayments of) loans payable,
        stockholders                                                            (1,317,077)        746,322
     Deferred registration costs                                                                  (310,128)
     Capital contribution, stockholders                                            494,003
     Proceeds from (repayments of) short-term bank loan                           (385,696)        257,371
                                                                                ----------      ----------
Net cash provided by (used by) financing activities                             (1,208,770)        693,565
                                                                                ----------      ----------
Effect of exchange rate changes on cash                                              7,082            (882)
                                                                                ----------      ----------
Net decrease in cash                                                            (2,326,305)       (260,337)

Cash and cash equivalents, beginning of period                                   5,472,928         264,661
                                                                                ----------      ----------
Cash and cash equivalents, end of period                                       $ 3,146,623     $     4,324
                                                                                ==========      ==========
Supplemental disclosures of cash flow information,
     cash paid during the period for interest                                  $    50,604     $    35,950
                                                                                ==========      ==========
     cash paid during the period for income related taxes                      $    50,817     $         -
                                                                                ==========      ==========

Supplemental schedule of non-cash financing activities,
     deferred registration costs included in accounts
     payable and other liabilities                                             $         -     $   588,851
                                                                                ==========      ==========
     Spinoff of assets and liabilities held for disposition                    $ 1,077,920     $         -
                                                                                ==========      ==========

                                                            See Notes to Consolidated Financial Statements

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         INTERIM FINANCIAL INFORMATION - The unaudited interim consolidated financial statements contain all adjustments consisting of normal recurring adjustments, which are, in the opinion of the management of IAT Multimedia, Inc. (the "Company"), necessary to present fairly the consolidated financial position of the Company as of March 31, 1998, and the consolidated results of operations and cash flows of the Company for the periods presented. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of IAT Multimedia, Inc., its wholly owned subsidiaries IAT AG, Switzerland and IAT Deutschland GmbH Interaktive Medien Systeme, Bremen ("IAT GmbH"), 100% of the General Partner of FSE Computer-Handel GmbH & Co. KG
(FSE) and 80% of the limited partnership interest of FSE. All intercompany accounts and transactions have been eliminated in consolidation.

         EXCESS OF COST OVER NET ASSETS ACQUIRED - Goodwill represents the excess of cost over the fair market value of net assets of acquired business and is amortized over a period of 10 years from the acquisition date. The Company monitors the cash flows of the acquired operation to assess whether any impairment of recorded goodwill has occurred. Amortization for the period ended March 31, 1998 was approximately $79,000.

         FOREIGN CURRENCY TRANSLATION -- The Company has determined that the local currency of its Switzerland subsidiary, Swiss Francs, is the functional currency for IAT AG and IAT GmbH and the Deutsch Mark is the functional currency for FSE. The financial statements of the subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation". SFAS 52 provides that all balance sheet accounts are translated at period-end rates of exchange (1.50 and 1.45 Swiss Francs and 1.83 and 1.80 Deutsch Mark for each U.S. Dollar at March 31, 1998 and December 31, 1997, respectively), except for equity accounts which are translated at historical rates. Income and expense accounts and cash flows are translated at the average of the exchange rates in effect during the year. The resulting translation adjustments are included as a separate component of stockholders' equity, whereas gains or losses arising from foreign currency transactions are included in results of operations.

         LOSS PER COMMON SHARE -- Effective December 31, 1997, the Company adopted SFAS 128, "Earnings Per Share." SFAS 128 requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share excludes dilution and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares includes shares issued within one year of the Company's initial public offering (IPO) with an issue price less than the IPO price, and excludes shares of common

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


stock placed in escrow upon the completion of the IPO. In addition, all shares have been adjusted to reflect the reverse stock split. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Prior period loss information has been restated as required by SFAS No. 128. Diluted loss per common share is the same as basic loss per common share for the periods ended March 31, 1998 and 1997. The Company has unexercised options and warrants which are not included in the computation of diluted loss per share because their effect would have been antidilutive as a result of the Company's losses.

         COMPREHENSIVE LOSS - Effective January 1, 1998 the Company adopted SFAS 130, "Reporting Comprehensive Income". The Company reclassified its 1997 financial statements, as required.

NOTE 2. INVENTORIES:

                                               March 31,          December 31,
                                                 1998                 1997
                                           -------------       --------------
Work in process............................$     263,934       $      124,445
Purchased finished goods...................    1,308,955            1,574,893
                                           -------------       --------------
                                           $   1,572,889       $    1,699,338
                                           =============       ==============

NOTE 3. SPINOFF:

         On March 6, 1998, the Company spun off substantially all of the assets and the liabilities of its majority-owned subsidiary, IAT GmbH, to a newly-formed German company (German Newco). German Newco is substantially owned by the former Co-chairman of the Board of Directors of the Company. In addition, IAT AG owns 15% of the outstanding common stock of the German Newco. The spinoff was effective on January 1, 1998 and required the Company to infuse approximately $650,000 of capital. In connection with the spinoff, IAT AG purchased the remaining 25.1% interest in IAT GmbH from the minority stockholder for a purchase price of approximately $100,000.

     On March 24, 1998, the Company spun off certain of the assets and liabilities of its wholly-owned subsidiary IAT AG to a newly-formed Swiss company (Swiss Newco). Swiss Newco is substantially owned by the former Co-chairman of the Board of Directors of the Company. In addition, IAT AG owns 15% of the outstanding common stock of the Swiss Newco. The spinoff was effective on January 1, 1998. At closing, the Company received a note for approximately $325,000 representing the value of the assets in excess of the liabilities spunoff (Purchase Note) on March 24, 1998. In addition, the Company loaned the Swiss Newco $250,000 (The Note) for operating cash flow. The notes provide for the payment of interest semi-annually beginning September 1, 1998 at a rate of 3% per annum, but interest expense will be recorded using a discount rate of 8% per annum. The Purchase Note is due on March 24, 2001. The
Note is due the earlier of the date that Swiss Newco raises either debt or equity financing in excess of SF 1,000,000 or the end of three years.

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following management's discussion and analysis of financial condition and results of operations include forward-looking statements with respect to the Company's future financial performance. These forward-looking statements are subject to various risks and uncertainties which could cause actual results to differ materially from historical results or those currently anticipated.

     The Company, through its recent acquisition of FSE, markets in Germany high-performance PCs assembled according to customer specifications and sold under the trade name "Trinology", as well as components and peripherals for PCs. The Company also licenses its state-of-the-art, customizable proprietary visual communications technology designed to enable users to participate in real time, multi-point video conferencing and provide improved features and functionality over competing technology.

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

     The Company has developed visual communications technology for multi-functional visual communication systems, wavelet data compression/decompression software technology for high-speed, high-quality still image transfer, and related technology. The Company expects to receive royalty income from this technology. The Company intends to offer products incorporating its visual communication system technology which will be produced by Communication AG and Communication Systems (see below), in FSE's computers.

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

     In March 1998, the Company completed the restructuring of one of its German subsidiaries and its Swiss subsidiary. On March 5 and 6, 1998, the Company completed the spinoff of substantially all of the assets and the liabilities (other than intercompany accounts) of one of its majority-owned German subsidiaries, IAT Germany, which has provided the Company's research and development and has functioned as the Company's sales and marketing arm for multimedia products in Germany, into a newly formed German company, Communication Systems GmbH. On March 24, the Company transferred certain of the assets and liabilities of IAT AG, other than, among others, the Company's intellectual property and the ownership interests in IAT Germany to Communication AG, a newly formed Swiss corporation. Both transfers were effective January 1, 1998. As a result of the Spinoffs, the Company owns 80% of FSE, 100% of each of IAT AG and IAT Germany and 15% of each of Communication Systems GmbH and Communication AG.

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

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 1998 COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 1997

The average exchange rate for the U.S. Dollar increased as compared to the Swiss Franc and the Deutsch Mark by approximately 2.8% and 9.7% respectively. The average Swiss Franc to U.S. Dollar exchange rate was SF 1.47 = $1.00 in the first quarter 1998 as compared to SF 1.43 in the first quarter 1997. The average Deutsch Mark to U.S. Dollar exchange rate was DM 1.81 = $1.00 in the first quarter 1998 as compared to DM 1.65 in the first quarter 1997.

Revenues and expenses in the following discussion include IAT revenues and expenses for the three months ended March 31, 1998 and March 31, 1997, respectively, and FSE revenues and expenses for the three months ended March 31, 1998.

         REVENUES. Revenues for the first quarter 1998 increased to $8,762,000 from $199,000 in the first quarter 1997. This increase is primarily a result of sales of FSE high performance PCs and PC-components during the first quarter 1998. FSE was acquired on November 18, 1997 and FSE revenues are not included in the three month period ended March 31, 1997.

         COST OF SALES. Cost of sales increased to $7,830,000 in the first quarter 1998 from $140,000 in the first quarter 1997. The cost of sales as a percentage of sales increased to 89.4% in the first quarter 1998 from 70.1% in the first quarter 1997 primarily as a result of lower profit margins on the sale of FSE PCs, PC-components and PC peripherals.

         RESEARCH AND DEVELOPMENT COSTS. Research and development costs decreased to nil in the first quarter 1998 from $583,000 in the first quarter 1997. The Company no longer incurs research and development costs as a result of the spin-off of its research and development activities to Communication AG and Communication Systems GmbH.

         SELLING EXPENSES. Selling expenses increased by 37.5% to $557,000 in the first quarter 1998 from $405,000 in the first quarter 1997. This increase is a result of a change in the business structure and a different marketing approach for FSE PCs and products.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by 4.4% to $303,000 in the first quarter 1998 from $317,000 in the first quarter 1997 primarily due to the spinoff of the IAT Germany business to Communication Systems GmbH.

         INTEREST. Interest expense decreased by 72.9% to $23,000 in the first quarter 1998 from $85,000 in the first quarter 1997. This decrease is primarily a result of a reduction of outstanding bank loans and the repayment of certain stockholders' loans. Interest income increased to $88,000 in the first quarter 1998 from $2,000 in the first quarter 1997 primarily as a result of the investments of the remaining net proceeds from the IPO in investments bearing interest of approximately 5.5%.

         NET LOSS. The net loss for the three months ended March 31, 1998 decreased to $35,000 from $1,373,000 for the three months ended March 31, 1997. This decrease is the result of the acquisition of the FSE operations in November 1997 and of the spin-off of the research and development and marketing activities to Communication AG and Communication Systems GmbH effective as of January 1, 1998.

         EBITDA. Earnings before interest, income taxes, depreciation and amortization in the three months ended March 31, 1998 increased to $77,000 from a negative EBITDA of $1,226,000 in the three months ended March 31, 1997. This increase is primarily a result of the spinoff of the research and development and marketing activities to Communication AG and Communication Systems GmbH effective as of January 1, 1998 and of the acquisition of the FSE operations in November 1997.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1998, the Company's cash and cash equivalents and investments in corporate bonds decreased to $3,147,000 and $1,681,000, respectively, as compared to $5,473,000 and $2,727,000, respectively, at December 31, 1997.

         Net cash used in operating activities totaled $1,437,000 during the three months ended March 31, 1998 compared to $888,000 during the three months ended March 31, 1997. This increase is primarily due to a reduction of accounts payable and other short-term liabilities and an increase in accounts receivable partially offset by a decrease of the net loss for the three months ended March 31, 1998 and the amortization of the goodwill on the FSE acquisition.

         Net cash provided by investing activities totaled $312,000 during the three months ended March 31, 1998 compared to $65,000 net cash used in investing activities during the three months ended March 31, 1997. During the three months ended March 31, 1998 cash was used to pay for the acquisition of 25.1% of the common stock of IAT Germany in the amount of $96,000, for 15% each of the common stock of IAT Communication Systems GmbH and Communication AG in the aggregate amount of $19,000 and for loans to these companies in the aggregate amount of $538,000 and for the purchase of equipment. These payments were offset by the sale of marketable securities. In the three months ended March 31, 1997 cash was used for the purchase of equipment.

         Net cash used in financing activities amounted to $1,209,000 during the three months ended March 31, 1998 as compared to net cash provided by financing activities of $694,000 during the three months ended March 31, 1997. During the three months ended March 31, 1998 cash was primarily used for the repayment of stockholder loans including the second installment of the FSE purchase price in the amount of $890,000 and the repayment of short-term bank loans. These payments were partially offset by a capital contribution by certain stockholders in exchange for the Company assuming the obligation of IAT AG under the repayment of the Swiss bank loan. During the three months ended March 31, 1997 cash was provided by an increase in stockholder loans, and an increase in short-term bank loans partially offset by deferred registration costs paid.

         At March 31, 1998 the Company had a line of credit of approximately $67,000 of which approximately $63,000 were outstanding, bearing interest at 6.5%. The loan under the line of credit is due on demand and was repaid on May 5, 1998.

         Cash, cash equivalents and investments in corporate bonds at March 31, 1998 amount to $4,828,000. The Company believes that its funds should be sufficient to finance its working capital requirements and its capital and debt service requirements for approximately the 12 months period following March 31, 1998.

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

ITEM 1. LEGAL PROCEEDINGS

         Not Applicable.

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

         During the period from March 26, 1997 through March 31, 1998, the Company paid a total of $3,020,485 in expenses in connection with the IPO, including $1,608,000 in underwriter's commissions and discounts, $452,500 for underwriters' expenses, and $959,985 in other expenses. None of these expenses were paid, directly or indirectly, to directors, officers, 10% shareholders or affiliates of the Company or their associates.

         The net proceeds received by the Company from the IPO, after deducting the payments referred to above, amounted to $17,079,515. In addition, prior to the IPO, the Company had pre-paid expenses of $277,000 in connection with the IPO, including $50,000 paid to the underwriters and $227,000 in other expenses. None of these expenses were paid, directly or indirectly, to directors, officers, 10% stockholders or affiliates of the Company or their associates. During the period from March 26, 1997 through March 31, 1998, the Company utilized approximately $12,759,000 of the proceeds from the IPO. Of this amount, approximately $3,149,000 were utilized to pay for the FSE acquisition, including acquisition expenses and for the acquisition of 25.1% of the common stock of IAT Germany, and for the acquisition of 15% each of the common stock of IAT Communication Systems GmbH and Communication AG. Approximately $2,269,000 was used for repayment of stockholders' loans, approximately $720,000 for repayment of bank loans net of a capital contribution of certain stockholders in the amount of $494,000 in exchange for the Company assuming the obligation of IAT AG under the repayment of the Swiss bank loan guaranteed by certain stockholders, approximately $400,000 for prepayment of marketing agreement expenses, approximately $353,000 for purchase of machinery and equipment, approximately $1,811,000 for research and development and approximately $4,057,000 for working capital and general corporate purposes including approximately $206,000 for repurchase of 50,000 shares of the Company's Common Stock. As of March 31, 1998, approximately $4,320,000 of the proceeds from the IPO remain unused.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5. OTHER INFORMATION

         Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

10.1(1) Participation Agreement dated as of March 5, 1998 by and among Communication Systems, IAT AG, Dr. Viktor Vogt, and HIBEG

10.2(1) Spinoff Agreement dated as of March 5, 1998 by and among IAT GmbH and Communications Systems

10.3(1) Agreement concerning the Assignment and Transfer of Corporate Shares dated as of March 5, 1998 by and among HIBEG, IAT GmbH, and IAT AG.

10.4(1) Loan Transfer Agreement dated as of March 5, 1998 by and among HIBEG, IAT GmbH, and Communications Systems.

10.5(1) Option Agreement dated as of March 5, 1998 by and among Dr. Viktor Vogt and HIBEG.

10.6(1) Spinoff Agreement dated as of March 11, 1998 by and among the Company, Dr. Viktor Vogt, and Swiss Newco.

10.7(1) Transfer Agreement dated as of March 11, 1998 by and among the Company, IAT AG, Dr. Viktor Vogt, and IAT Communications AG.

10.8(1) Agreement on the Acquisition of Assets dated as of March 18, 1998 between IAT AG and Swiss Newco.

10.9(1) Restructuring Agreement dated as of March 5, 1998 by and among IAT GmbH, IAT AG, Dr. Vogt and HIBEG.

10.10(2) Amendment to the Transfer Agreement dated as of March 24, 1998 by and among the Company, IAT AG, Dr. Viktor Vogt and IAT Communication AG.

10.11(2) Promissory Note dated March 24, 1998 by IAT Communication AG to the Company.

10.12(2) Promissory Note dated March 24, 1998 by IAT Communication AG to Dr. Viktor Vogt.

10.13(2)    Promissory Note dated March 24, 1998 by IAT Communications AG to
            IAT AG.

10.30(3) Amendment to Consulting Agreement between the Company and Arnold Wasserman, dated March 2, 1998.

11.         Statement Re Computation of Per Share Earnings

27.1        Financial Data Schedule

(1) Incorporated by reference in the Company's Current Report on Form 8-K as filed on March 20, 1998.
(2) Incorporated by reference in the Company's Current Report on Form 8-K/A as filed on April 3, 1998.
(3) Incorporated by reference in the Company's report on form 10-K as filed on April 15, 1998.
(b) The following reports on Form 8-K were filed during the quarter ended March 31, 1998

   Date of
   Report         Item Reported                     Financial Statement Filed
   -------        -------------                     -------------------------

March 20, 1998    Swiss and German Spinoffs                     No

April 3, 1998     Completion of Swiss Spinoff                   No

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             IAT MULTIMEDIA, INC.




                                             /s/ Jacob Agam
                                             ----------------------------------
                                             Jacob Agam
                                             Chairman of the Board of
                                             Directors and Chief Executive
                                             Officer




                                             /s/ Klaus Grissemann
                                             ----------------------------------
                                             Klaus Grissemann
                                             Chief Financial Officer


Date: May 14, 1998