Form 10-Q
period 1998-06-30
IAT MULTIMEDIA INC
filed 1998-08-14
CIK 1029443

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1998

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

                          Geschaftshaus Wasserschloss
                                 Aarestrasse 17
                      CH-5300 Vogelsang-Turgi, Switzerland
                    ----------------------------------------
                    (Address of principal executive offices)

                            (011) (41) (56) 223-5078
                            ------------------------

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

   Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

          Class                                Outstanding at August 10, 1998
----------------------------                   ------------------------------
Common Stock, $.01 par value                         9,900,204 shares

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                                FORM 10-Q INDEX

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 1998

                                                                                 Page No.
                                                                                 --------
PART I. FINANCIAL INFORMATION

        Item 1.   Financial Statements

                  Consolidated Balance Sheets at June 30, 1998
                  (unaudited) and December 31, 1997                                  3

                  Consolidated Statements of Operations for Three Months
                  ended June 30, 1998 and 1997 (unaudited)                           4

                  Consolidated Statements of Operations for Six Months
                  ended June 30, 1998 and 1997 (unaudited)                           5

                  Consolidated Statements of Cash Flows for Six Months
                  ended June 30, 1998 and 1997 (unaudited)                           6

                  Notes to Consolidated Financial Statements                        7-10

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                    11-16

        Item 3.   Quantitative and Qualitative Disclosures
                  About Market Risk                                                 16

PART II OTHER INFORMATION

        Item 1.   Legal Proceedings                                                 17

        Item 2.   Changes in Securities and Use of Proceeds                         17

        Item 3.   Default upon Senior Securities                                    17

        Item 4.   Submission of Matters to a Vote of Security Holders               17

        Item 5.   Other Information                                                 17

        Item 6.   Exhibits and Reports on Form 8-K                                  18

SIGNATURE PAGE                                                                      19

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                   June 30,             December 31,
                                                                                     1998                   1997
                                                                                 (unaudited)
                                                                                ---------------         -------------
ASSETS
Current assets:
     Cash and cash equivalents                                                   $  6,771,347           $  5,472,928
     Marketable securities                                                          1,748,525              2,726,865
     Accounts receivable, less allowance for doubtful accounts of
        $97,278 in 1998 and $71,111 in 1997                                         1,420,110              1,258,914
     Inventories                                                                    1,377,259              1,699,338
     Other current assets                                                             154,392                277,057
     Assets held for disposition                                                         --                1,077,920
                                                                                 ------------           ------------
        Total current assets                                                       11,471,633             12,513,022
Equipment and improvements, net                                                       684,251                633,605
Other assets:
     Notes receivable from affiliates                                                 804,555
     Investments in affiliated companies                                               18,937
     Excess of cost over net assets acquired, net                                   3,295,617              3,373,254
     Other assets                                                                     258,808                139,635
                                                                                 ------------           ------------
                                                                                 $ 16,533,801           $ 16,659,516
                                                                                 ============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable, banks                                                        $    116,597           $    449,121
     Accounts payable and other current liabilities                                 2,346,608              3,649,882
     Loans payable, stockholders                                                    1,001,401              2,339,451
     Liabilities held for disposition                                                    --                1,640,029
     Deferred taxes payable                                                           174,609                311,347
                                                                                 ------------           ------------
        Total current liabilities                                                   3,639,215              8,389,830
                                                                                 ------------           ------------
Convertible debenture                                                               3,000,000                   --
                                                                                 ------------           ------------
Minority interest                                                                     174,007                174,007
                                                                                 ------------           ------------
Stockholders' equity:
     Preferred stock, $.01 par value, authorized 500,000 shares, none issued
     Common stock, $.01 par value, authorized 20,000,000 shares,
        issued 9,950,204 in 1998 and 9,751,949 in 1997                                 99,502                 97,519
     Capital in excess of par value                                                29,666,454             27,103,657
     Accumulated deficit                                                          (20,182,461)           (19,239,283)
     Cumulative translation adjustment                                                343,344                340,046
     Treasury stock (50,000 shares)                                                  (206,260)              (206,260)
                                                                                 ------------           ------------
        Total stockholders' equity                                                  9,720,579              8,095,679
                                                                                 ------------           ------------
                                                                                 $ 16,533,801           $ 16,659,516
                                                                                 ============           ============

                 See Notes to Consolidated Financial Statements

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                       Three Months Ended
                                                                                             June 30,
                                                                                 ----------------------------------
                                                                                    1998                  1997
                                                                                 -----------            -----------
Net Sales                                                                        $ 6,689,183            $   216,246
Cost of Sales                                                                      6,178,541                106,235
                                                                                 -----------            -----------
Gross margin                                                                         510,642                110,011
                                                                                 -----------            -----------
Operating expenses:
     Research and development costs, net                                                --                  679,428
     Selling expenses                                                                484,864                510,137
     General and administrative expenses                                             230,928                277,114
                                                                                 -----------            -----------
                                                                                     715,792              1,466,679
                                                                                 -----------            -----------
Operating loss before corporate overhead, depreciation
     and amortization                                                               (205,150)            (1,356,668)
Corporate overhead                                                                   315,546                213,266
Depreciation and amortization                                                        162,064                 74,824
                                                                                 -----------            -----------
Operating loss                                                                      (682,760)            (1,644,758)
Other income (expense):
     Interest expense                                                                (31,725)               (38,465)
     Interest income                                                                  65,058                188,519
     Discount on convertible debenture                                              (448,277)                  --
     Other income (expense)                                                            2,736                 (3,511)
                                                                                 -----------            -----------
Loss before recovery of income taxes and minority interest                        (1,094,968)            (1,498,215)
Recovery of income taxes                                                             131,106                   --
                                                                                 -----------            -----------
Loss before minority interest                                                       (963,862)            (1,498,215)
Minority interest in net loss of subsidiary                                           55,506                   --
                                                                                 -----------            -----------
Net loss                                                                         $  (908,356)           $(1,498,215)
                                                                                 ===========            ===========
Net loss per share - basic and diluted                                           $     (0.10)           $     (0.16)
                                                                                 ===========            ===========
Weighted average number of
     common shares outstanding                                                     9,227,629              9,101,715
                                                                                 ===========            ===========

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                  (UNAUDITED)

Net loss                                                                         $  (908,356)           $(1,498,215)
Other comprehensive income (loss) net of tax - Foreign
     currency translation adjustments                                                 50,310                 63,603
                                                                                 -----------            -----------
Comprehensive loss                                                               $  (858,046)           $(1,434,612)
                                                                                 ===========            ===========


                 See Notes to Consolidated Financial Statements

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                        Six Months Ended
                                                                                             June 30,
                                                                                ------------------------------------
                                                                                    1998                    1997
                                                                                ------------            ------------
Net Sales                                                                       $ 15,451,246            $    415,251
Cost of Sales                                                                     14,008,135                 245,746
                                                                                ------------            ------------
Gross margin                                                                       1,443,111                 169,505
                                                                                ------------            ------------
Operating expenses:
     Research and development costs, net                                                --                 1,262,521
     Selling expenses                                                              1,042,118                 915,362
     General and administrative expenses                                             359,221                 498,338
                                                                                ------------            ------------
                                                                                   1,401,339               2,676,221
                                                                                ------------            ------------
Operating income (loss) before corporate overhead,
     depreciation and amortization                                                    41,772              (2,506,716)
Corporate overhead                                                                   489,757                 308,764
Depreciation and amortization                                                        298,430                 138,681
                                                                                ------------            ------------
Operating loss                                                                      (746,415)             (2,954,161)
Other income (expense):
     Interest expense                                                                (55,119)               (123,783)
     Interest income                                                                 153,512                 190,448
     Discount on convertible debenture                                              (448,277)                   --
     Other income                                                                      6,925                  16,077
                                                                                ------------            ------------
Loss before recovery of income taxes and minority interest                        (1,089,374)             (2,871,419)
Recovery of income taxes                                                             131,106                    --
                                                                                ------------            ------------
Loss before minority interest                                                       (958,268)             (2,871,419)
Minority interest in net loss of subsidiary                                           15,090                    --
                                                                                ------------            ------------
Net loss                                                                        $   (943,178)           $ (2,871,419)
                                                                                ============            ============
Net loss per share - basic and diluted                                          $      (0.10)           $      (0.39)
                                                                                ============            ============
Weighted average number of
     common shares outstanding                                                     9,215,713               7,426,715
                                                                                ============            ============
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                  (UNAUDITED)

Net loss                                                                        $   (943,178)           $ (2,871,419)
Other comprehensive income (loss) net of tax - Foreign
     currency translation adjustments                                                  3,298                 276,337
                                                                                ------------            ------------
Comprehensive loss                                                              $   (939,880)           $ (2,595,082)
                                                                                ============            ============


                 See Notes to Consolidated Financial Statements

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                 -------------------------------------
                                                                                      1998                   1997
                                                                                 -------------           -------------
Cash flows from operating activities:
     Net loss                                                                    $   (943,178)           $ (2,871,419)
     Adjustments to reconcile net loss to net cash used
     in operating activities:
        Discount on convertible debenture                                             448,277
        Depreciation of equipment                                                     123,087                 138,681
        Amortization of goodwill                                                      175,343
        Minority interest in income                                                   (15,090)
        Deferred taxes payable                                                       (136,738)
     Increase (decrease) in cash attributable to
     changes in assets and liabilities:
        Accounts receivable                                                          (161,196)                 76,544
        Inventories                                                                   322,079                  30,854
        Other current assets                                                          122,665                (191,437)
        Other assets                                                                 (119,173)               (368,182)
        Accounts payable and other current liabilities                             (1,865,383)                (52,684)
                                                                                 ------------            ------------
Net cash used in operating activites                                               (2,049,307)             (3,237,643)
                                                                                 ------------            ------------
Cash flows from investing activities:
     Loans to and investments in, affiliated companies                               (921,198)
     Purchases of equipment and improvements                                         (173,733)               (200,490)
     Sale (purchase) of marketable securities                                         978,340              (2,725,623)
                                                                                 ------------            ------------
Net cash used in investing activities                                                (116,591)             (2,926,113)
                                                                                 ------------            ------------
Cash flows from financing activities:
     Repayments of loans payable, stockholders                                     (1,322,960)             (1,055,382)
     Proceeds from issuance of convertible debenture                                3,000,000
     Proceeds from issuance of common stock, net proceeds                           1,652,500              17,098,164
     Payment of preferred stock dividend                                                 --                   (51,625)
     Capital contribution, stockholders, net proceeds                                 464,003
     Repayments of short-term bank loan, net                                         (332,524)               (208,634)
                                                                                 ------------            ------------
Net cash provided by financing activities                                           3,461,019              15,782,523
                                                                                 ------------            ------------
Effect of exchange rate changes on cash                                                 3,298                  86,004
                                                                                 ------------            ------------
Net increase in cash                                                                1,298,419               9,704,771
Cash and cash equivalents, beginning of period                                      5,472,928                 264,661
                                                                                 ------------            ------------
Cash and cash equivalents, end of period                                         $  6,771,347            $  9,969,432
                                                                                 ============            ============
Supplemental disclosures of cash flow information,
     cash paid during the period for interest                                    $     65,391            $    128,267
                                                                                 ============            ============
     cash paid during the period for income related taxes                        $     73,336            $       --
                                                                                 ============            ============
Supplemental schedule of non-cash financing activities,
     deferred registration costs included in accounts
     payable and other liabilities                                               $       --              $    276,525
                                                                                 ============            ============
     Spinoff of assets and liabilities held for disposition                      $  1,077,920            $       --
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



                 See Notes to Consolidated Financial Statements

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

            INTERIM FINANCIAL INFORMATION - The unaudited interim consolidated financial statements contain all adjustments consisting of normal recurring adjustments, which are, in the opinion of the management of IAT Multimedia, Inc. (the "Company"), necessary to present fairly the consolidated financial position of the Company as of June 30, 1998, and the consolidated results of operations and cash flows of the Company for the periods presented. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

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

            EXCESS OF COST OVER NET ASSETS ACQUIRED - Goodwill represents the excess of cost over the fair market value of net assets of acquired business and is amortized over a period of 10 years from the acquisition date. The Company monitors the cash flows of the acquired operation to assess whether any impairment of recorded goodwill has occurred. Amortization for the six months period ended June 30, 1998 was approximately $175,000.

            FOREIGN CURRENCY TRANSLATION -- The Company has determined that the local currency of its Switzerland subsidiary, Swiss Francs, is the functional currency for IAT AG and IAT GmbH and the Deutsch Mark is the functional currency for FSE. The financial statements of the subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation". SFAS 52 provides that all balance sheet accounts are translated at period-end rates of exchange (1.50 and 1.45 Swiss Francs and 1.80 and 1.80 Deutsch Mark for each U.S. Dollar at June 30, 1998 and December 31, 1997, respectively), except for equity accounts which are translated at historical rates. Income and expense accounts, and cash flows are translated at the average of the exchange rates in effect during the period. The resulting translation adjustments are included as a separate component of stockholders' equity, whereas gains or losses arising from foreign currency transactions are included in results of operations.

            LOSS PER COMMON SHARE -- Effective December 31, 1997, the Company adopted SFAS 128, "Earnings Per Share." SFAS 128 requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share excludes dilution and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares includes shares issued within one year of the Company's initial public offering (IPO) with an issue price less than the IPO price, and excludes shares of common

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


stock placed in escrow upon the completion of the IPO. In addition, all shares have been adjusted to reflect the reverse stock split. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Prior period loss information has been restated as required by SFAS No. 128. Diluted loss per common share is the same as basic loss per common share for the periods ended June 30, 1998 and 1997. The Company has unexercised options and warrants in addition to shares issuable upon conversion of its convertible debentures which are not included in the computation of diluted loss per share because their effect would have been antidilutive as a result of the Company's losses.

       COMPREHENSIVE LOSS - Effective January 1, 1998 the Company adopted SFAS 130, "Reporting Comprehensive Income". The Company reclassified its 1997 financial statements, as required.


NOTE 2. INVENTORIES:

                                          June 30,      December 31,
                                            1998            1997
                                         ----------      ----------
Work in process.......................   $  127,778      $  124,445
Purchased finished goods .............    1,249,481       1,574,893
                                         ----------      ----------
                                         $1,377,259      $1,699,338
                                         ==========      ==========

NOTE 3. SPINOFF:

            On March 6, 1998, the Company spun off substantially all of the assets and the liabilities of its majority-owned subsidiary, IAT GmbH, to a newly-formed German company ("German Newco"). German Newco is substantially owned by the former Co-chairman of the Board of Directors of the Company. In addition, IAT AG owns 15% of the outstanding common stock of the German Newco. The spinoff was effective on January 1, 1998 and required the Company to infuse approximately $650,000 of capital. In connection with the spinoff, IAT AG purchased the remaining 25.1% interest in IAT GmbH from the minority stockholder for a purchase price of approximately $100,000. In addition, the Company provided German Newco with a loan in the aggregate amount of approximately $300,000 for working capital requirements through March 6, 1998. This loan bears interest of 5% per annum and is due on or before December 31, 1998.

            On March 24, 1998, the Company spun off certain of the assets and liabilities of its wholly-owned subsidiary IAT AG to a newly-formed Swiss company ("Swiss Newco"). Swiss Newco is substantially owned by the former Co-chairman of the Board of Directors of the Company. In addition, IAT AG owns 15% of the outstanding common stock of the Swiss Newco. The spinoff was effective on January 1, 1998. At closing, the Company received a note for approximately $325,000 representing the value of the assets in excess of the liabilities spunoff ("Purchase Note") on March 24, 1998. In addition, the Company loaned the Swiss Newco $250,000 ("The Note") for operating cash flow. The notes provide for the payment of interest semi-annually beginning September 1, 1998 at a rate of 3% per annum, but interest will be recorded using a discount rate of 8% per annum. The Purchase Note is due on March

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


24, 2001. The Note is due the earlier of the date that Swiss Newco raises either debt or equity financing in excess of SF 1,000,000 or the end of three years.

NOTE 4. PRIVATE PLACEMENT:

     The Company entered into a securities purchase agreement (the "Purchase Agreement"), dated as of June 19, 1998, with two purchasers (the "Investors") and consummated the first transaction contemplated thereby ("Tranche A") in a private placement of its securities pursuant to Regulation D. Tranche A consisted of the issuance of 198,255 shares of its common stock and $3 million aggregate principal amount of the Company's 5% Convertible Debentures due 2001 ("Debentures") in exchange for $5 million in cash. In addition, the Company issued five-year warrants to purchase 158,829 shares of common stock at a price equal to $13.25 per share, 120% of the Average Price (as defined in the Debentures; the "Warrants") to the Investors and the transaction's placement agent. The Company has undertaken to register with the Securities and Exchange Commission (the "SEC") the shares of common stock issued and subsequently issuable upon conversion of the Debentures issued in Tranche A within 75 days of their issuance.

     The Debentures are immediately convertible into shares of Common Stock at the option of either the Company (subject to certain limitations) or the Investors. Resales of shares of common stock issued upon conversions at the option of the Investors are prohibited for a period of nine months from the date of issuance; thereafter, sales by the Investors are subject to certain volume limitations. Any portion of the Debentures remaining unconverted on the second anniversary of the effectiveness of the registration statement for the underlying shares shall convert automatically. The number of shares of Common Stock issuable upon conversion of the Debentures is the lesser of (i) 120% of the average of the closing bid prices from the five trading days immediately preceeding the Original Issue Date (as defined) and (ii) 87% of the average of the five lowest closing bid prices during the 15 Trading Days immediately preceding the conversion date. The conversion price on the Tranche A Closing Date (as defined in the Purchase Agreement) would have been $8.265 per share. The terms and conditions with respect to conversion of Debentures and the number of shares of Common Stock issuable thereunder are set forth in the Purchase Agreement.

     The Purchase Agreement also provides that, among other things, upon or simultaneously with the consummation of an acquisition which had positive EBITDA in its last fiscal quarter and revenues of at least DM 100 million in its most recent fiscal year, the Investors will purchase up to $12 million aggregate principal amount of additional Debentures ("Tranche B"). Additional Warrants to purchase 141,171 shares of common stock are also issuable in Tranche B. The amount of Debentures issuable in Tranche B is limited to such amount, assuming the conversion of the full principal amount of such Debentures occurs on the Original Issue Date thereof and the payment of interest on account of such principal amount is made for the full term in shares of Common Stock, result in the issuance of a number of underlying shares which, when added to the number of underlying shares previously issued in respect of conversions of Debentures and as payment of interest theron and as are then issuable upon conversion in full of the unconverted principal amount of all previously issued Debentures and as payment of interest thereon in shares of Common Stock, as would equal 70% of the otherwise issuable amount.

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     The Company is also obligated to register the shares of Common Stock issuable upon exercise of the Warrants and upon conversion of the Debentures in Tranche B with the SEC and maintain such registration for three years or until the Investors have sold all such Common Stock. The complete terms and conditions relating to all such registration requirements are set forth in the Registration Rights Agreement.

     In compliance with NASDAQ rules, at no time may the Investors convert Debentures into such number of shares of Common Stock as would exceed 19.99% of the outstanding Common Stock on the date of the closing of Tranche A unless the stockholders of the IAT approved such transaction. The Company will pay an amount in cash to the Investors for any conversions prohibited by such restriction 22 months after the effectiveness of the Registration Statement.

NOTE 5.  SUBSEQUENT EVENT:

       On August 1, 1998 the Company entered into a Letter of Intent with ATEC Group, Inc. whereby the Company will purchase all of the outstanding shares of ATEC Group, Inc. ("ATEC") in a stock swap valued at approximately $77,000,000 (based on an assumed $10 market price per share of IAT Common Stock). Under the terms of the agreement each share of ATEC Common Stock will be exchanged for one share of IAT Common Stock, subject to adjustment. Under the terms of the Letter of Intent, ATEC will have the right to designate two board members to IAT's board upon closing of the transaction. The Letter of Intent is non-binding, and consummation of the transaction is subject to closing conditions, including shareholder approval of both companies.

ATEC Group, Inc. is a leading system integrator and provider of a full line of YEAR 2000 solutions as well as information technology products and services to business, professionals, government agencies and educational institutions. ATEC offers leading computer hardware, software, connectivity devices, multimedia products, data communications via satellite, video conferencing, as well as Internet and Intranet solutions to their clients.

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

       Except for the descriptions of historical facts contained herein, statements concerning future results, performance or expectations are forward-looking statements. Actual results, performance or developments could differ materially from those expressed or implied by such forward-looking statements as a result of known and unknown risks, uncertainties and other factors including those described from time to time in the Company's filings with the Securities and Exchange Commission, under "Risk Factors" and elsewhere, including the Company's history of operating losses; future charges to operations and losses; holding company structure; reliance on subsidiaries; risks relating to acquisitions and managing growth; need for additional funds; competition; foreign markets; control by existing stockholders; potential anti-takeovers provisions and other risks.

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

       In March 1998, the Company completed the restructuring of one of its German subsidiaries and its Swiss subsidiary, (collectively the "Spinoffs"). On March 5 and 6, 1998, the Company completed the spinoff of substantially all of the assets and the liabilities (other than intercompany accounts) of one of its majority-owned German subsidiaries, IAT Germany, which has provided the Company's research and development and has functioned as the Company's sales and marketing arm for multimedia products in Germany, into a newly formed German company, Communication Systems GmbH. On March 24, the Company transferred certain of the assets and liabilities of IAT AG, other than, among others, the Company's intellectual property and the ownership interests in IAT Germany to Communication AG, a newly formed Swiss corporation. Both transfers were effective January 1, 1998. As a result of the Spinoffs, the Company owns 80% of FSE, 100% of each of IAT AG and IAT Germany and 15% of each of Communication Systems GmbH and Communication AG.

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

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JUNE 30, 1998 COMPARED TO THREE MONTH PERIOD ENDED JUNE 30, 1997

The average exchange rate for the U.S. Dollar increased as compared to the Swiss Franc and the Deutsch Mark by approximately 3.5% and 4.7% respectively. The average Swiss Franc to U.S. Dollar exchange rate was SF 1.49 = $1.00 in the second quarter 1998 as compared to SF 1.44 in the second quarter 1997. The average Deutsch Mark to U.S. Dollar exchange rate was DM 1.79 = $1.00 in the second quarter 1998 as compared to DM 1.71 in the second quarter 1997.

FSE was acquired in November 1997, and therefore, the following discussion of IAT's results of operations includes IAT's results of operations for the three months ended June 30, 1998 and June 30, 1997, respectively, and FSE's results and operations for the three months ended June 30, 1998.

       REVENUES. Revenues for the second quarter 1998 increased to $6,689,000 from $216,000 in the second quarter 1997. This increase is primarily a result of sales of FSE high performance PCs and PC-components during the second quarter 1998.

       COST OF SALES. Cost of sales increased to $6,179,000 in the second quarter 1998 from $106,000 in the second quarter 1997. The cost of sales as a percentage of sales increased to 92.4% in the second quarter 1998 from 49.1% in the second quarter 1997 primarily as a result of the sale of FSE PCs, PC-components and PC peripherals producing lower gross profit margins.

       RESEARCH AND DEVELOPMENT COSTS. Research and development costs decreased to $0 in the second quarter 1998 from $679,000 in the second quarter 1997. The Company no longer incurs research and development costs as a result of the Spinoffs of its research and development activities to Communication AG and Communication Systems GmbH.

       SELLING EXPENSES. Selling expenses decreased by 4.9% to $485,000 in the second quarter 1998 from $510,000 in the second quarter 1997. This decrease is a result of a change in the business structure of IAT and a different marketing approach for FSE PCs and products.

       GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by 16.6% to $231,000 in the second quarter 1998 from $277,000 in the second quarter 1997. This decrease is a result of a change in the business structure of IAT.

       CORPORATE OVERHEAD. Corporate overhead increased by 48.3% to $316,000 in the second quarter 1998 from $213,000 in the second quarter 1997 primarily due to an increase in expenses for professional services relating to the Spinoffs and the integration of FSE.

       INTEREST. Interest expense decreased by 15.8% to $32,000 in the second quarter 1998 from $38,000 in the second quarter 1997. This decrease is primarily a result of a reduction of outstanding bank loans and the repayment of certain stockholders' loans. Interest income decreased to $65,000 in the second quarter 1998 from $189,000 in the second quarter 1997 primarily as a result of a reduction of the Company's interest bearing cash and cash equivalents and in investments in corporate bonds.

       DISCOUNT ON CONVERTIBLE DEBENTURES. Discount on convertible debentures increased to $448,000 in the second quarter 1998 from $0 in the second quarter 1997. The Company recorded a charge to operations on the convertible debentures issued on June 19, 1998. The convertible debentures are convertible into common stock at the lesser of 120% of the price on the date of issuance or 87% of the current market value.

       NET LOSS. The net loss for the three months ended June 30, 1998 decreased to $908,000 from $1,498,000 for the three months ended June 30, 1997. This decrease is the result of the acquisition of the FSE operations in November 1997 and of the Spinoffs of the research and development and marketing activities to Communication AG and Communication Systems GmbH effective as of January 1, 1998 partially offset by a one-time charge to operations for the discount on convertible bonds of $448,000 and higher expenses for professional services relating to Spinoffs.

       OPERATING LOSS BEFORE CORPORATE OVERHEAD, INTEREST, INCOME TAXES, DEPRECIATION AND AMORTIZATION. Operating loss before corporate overhead, interest, income taxes, depreciation and amortization in the three months ended June 30, 1998 decreased to $205,000 from $1,357,000 in the three months ended June 30, 1997. This decrease is primarily a result of the Spinoff of the research and development and marketing activities to Communication AG and Communication Systems GmbH effective as of January 1, 1998 and of the acquisition of the FSE operations in November 1997.

SIX MONTH PERIOD ENDED JUNE 30, 1998 COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 1997

The average exchange rate for the U.S. Dollar increased as compared to the Swiss Franc and the Deutsch Mark by approximately 2.8% and 7.1% respectively. The average Swiss Franc to U.S. Dollar exchange rate was SF 1.48 = $1.00 in the six months ended June 30, 1998 as compared to SF 1.44 in the six months ended June 30, 1997. The average Deutsch Mark to U.S. Dollar exchange rate was DM
1.80 = $1.00 in the six months ended June 30, 1998 as compared to DM 1.68 in the six months ended June 30, 1997.

FSE was acquired in November 1997, and therefore, the following discussion of IAT's results of operations includes IAT's results of operations for the six months ended June 30, 1998 and June 30, 1997, respectively, and FSE's results of operations for the six months ended June 30, 1998.

       REVENUES. Revenues for the six months ended June 30, 1998 increased to $15,451,000 from $415,000 in the six months ended June 30, 1997. This increase is primarily a result of sales of FSE high performance PCs and PC-components during the six month period ended June 30, 1998.

       COST OF SALES. Cost of sales increased to $14,008,000 in the six months ended June 30, 1998 from $246,000 in the six months ended June 30, 1997. The cost of sales as a percentage of sales increased to 90.7% in the six months ended June 30, 1998 from 59.2% in the six months ended June 30, 1997 primarily as a result of the sale of FSE PCs, PC-components and PC peripherals producing lower gross profit margins.

       RESEARCH AND DEVELOPMENT COSTS. Research and development costs decreased to $0 in the six months ended June 30, 1998 from $1,263,000 in the six months ended June 30, 1997. The Company no longer incurs research and development costs as a result of the Spinoffs of its research and development activities to Communication AG and Communication Systems GmbH.

       SELLING EXPENSES. Selling expenses increased by 13.9% to $1,042,000 in the six months ended June 30, 1998 from $915,000 in the six months ended June 30, 1997. This increase is a result of a change in the business structure of IAT and a different marketing approach for FSE PCs and products.

       GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by 27.9% to $359,000 in the six months ended June 30, 1998 from $498,000 in the six months ended June 30, 1997. This decrease is a result of a change in the business structure of IAT and the integration of FSE.

       CORPORATE OVERHEAD. Corporate overhead increased by 58.6% to $490,000 in the six months ended June 30, 1998 from $309,000 in the six months ended June 30, 1997 primarily due to an increase in expenses for professional services relating to the Spinoffs, the integration of FSE and as a result of the Company becoming a public company in April 1997 resulting in higher corporate overhead as from such date.

       INTEREST. Interest expense decreased by 55.6% to $55,000 in the six months ended June 30, 1998 from $124,000 in the six months ended June 30, 1997. This decrease is primarily a result of a reduction of outstanding bank loans and the repayment of certain stockholders' loans. Interest income decreased by 18.9% to $154,000 in the six months ended June 30, 1998 from $190,000 in the six months ended June 30, 1997 primarily as a result of a reduction of the Company's interest bearing cash and cash equivalents and investments in corporate bonds.

       DISCOUNT ON CONVERTIBLE DEBENTURES. Discount on convertible debentures increased to $448,000 in the six months ended June 30, 1998 from $0 in the six months ended June 30, 1997. The Company recorded a charge to operations on the convertible debentures issued on June 19, 1998. The convertible debentures are convertible into common stock at the lesser of 120% of the price on the date of issuance or 87% of the current market value.

       NET LOSS. The net loss for the six months ended June 30, 1998 decreased to $943,000 from $2,871,000 for the six months ended June 30, 1997. This decrease is the result of the acquisition of the FSE operations in November 1997 and of the Spinoffs of the research and development and marketing activities to Communication AG and Communication Systems GmbH effective as of January 1, 1998 partially offset by a one-time charge to operations for the discount on convertible bonds of $448,000 and higher expenses for professional services relating to Spinoffs.

       OPERATING INCOME BEFORE CORPORATE OVERHEAD, INTEREST, INCOME TAXES, DEPRECIATION AND AMORTIZATION. Operating income before corporate overhead, interest, income taxes, depreciation and amortization in the six months ended June 30, 1998 amounted to $42,000. In the six months ended June 30, 1997 the operating loss amounted to $2,507,000. This improvement is primarily a result of the Spinoff of the research and development and marketing activities to Communication AG and Communication Systems GmbH effective as of January 1, 1998 and of the acquisition of the FSE operations in November 1997.


LIQUIDITY AND CAPITAL RESOURCES

       As of June 30, 1998, the Company's cash and cash equivalents and investments in corporate bonds increased to $6,771,000 and $1,749,000, respectively, as compared to $5,473,000 and $2,727,000, respectively, at December 31, 1997.

       Net cash used in operating activities totaled $2,049,000 during the six months ended June 30, 1998 compared to $3,238,000 during the six months ended June 30, 1997. This decrease is primarily due to a reduction of accounts payable and other short-term liabilities offset by a decrease of the net loss for the six months ended June 30, 1998, net of the amortization of the goodwill on the FSE acquisition and the discount on convertible debentures.

       Net cash used in investing activities totaled $117,000 during the six months ended June 30, 1998 compared to $2,926,000 during the six months ended June 30, 1997. During the six months ended June 30, 1998 cash was used to pay for the acquisition of 25.1% of the common stock of IAT Germany in the amount of $97,000, for 15% each of the common stock of IAT Communication Systems GmbH and Communication AG in the aggregate amount of $19,000 and for loans to these companies in the aggregate amount of $805,000 and for the purchase of equipment. These payments were offset by a sale of marketable securities. In the six months ended June 30, 1997 cash was used for the purchase of marketable securities and for the purchase of equipment.

            Net cash provided by financing activities amounted to $3,461,000 during the six months ended June 30, 1998 as compared to net cash provided by financing activities of

$15,783,000 during the six months ended June 30, 1997. During the six months ended June 30, 1998 cash was provided by net proceeds of $4,653,000 primarily from the issuance of 198,255 shares of common stock and the issuance of convertible debentures, partially offset by the repayment of stockholder loans of $1,323,000, including the second installment of the FSE purchase price in the aggregate amount of $890,000 and the repayment of short-term bank loans of $333,000. In addition, cash in the amount of $464,000, net of financing cost, was provided by a capital contribution by certain stockholders in exchange for the Company assuming the obligation of IAT AG under the repayment of the Swiss bank loan. During the six months ended June 30, 1997 cash was provided by net proceeds received from the Company's IPO in the amount of $17,098,000 partially offset by a repayment of certain stockholder loans, short-term bank loans and the payment of the preferred stock dividend.

       Cash, cash equivalents and investments in corporate bonds at June 30, 1998 amount to $8,520,000 of which approximately $4,500,000 is anticipated to be used for acquisition purposes. The Company believes that its funds should be sufficient to finance its working capital requirements and its capital and debt service requirements for approximately the 12 month period following June 30, 1998.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Not Applicable.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       Not Applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

       The shares of Common Stock issued in the Company's IPO were registered under a registration statement on Form S-1 (file No. 333-18529) which became effective on March 26, 1997.

       During the three months ended June 30, 1998, the Company utilized approximately $525,000 of the proceeds from the IPO. Of this amount approximately $300,000 was paid to IAT Communication Systems GmbH in connection with the spinoff, approximately $93,000 was used for purchase of machinery and equipment, approximately $63,000 for the repayment of the Swiss bank loan and approximately $69,000 for working capital and general corporate purposes. As of June 30, 1998, approximately $3,795,000 of the proceeds from the IPO remain unused.

       In June 1998, the Company issued 198,255 shares of Common Stock to two purchasers (the "Investors") in a private placement of its securities pursuant to Regulation D, and $3 million aggregate principal amount of the Company's 5% Convertible Debenture due 2001 in exchange for $5 million in cash. In addition, the Company issued five-year warrants to purchase 158,829 shares of Common Stock at a price equal to $13,25 per share, 120% of the Average Price (as defined in the Debentures) to the Investors and the transaction placement agent.

       In April 1998, the Company granted 225,000 stock options to directors, officers and employees of the Company and 90,000 stock options to consultants of the Company for services to be rendered in connection with the anticipated listing of the Common Stock of the Company at Neuer Markt, Frankfurt.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

       Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

       Not Applicable.

ITEM 5.  OTHER INFORMATION

       On August 1, 1998 the Company entered into a Letter of Intent with ATEC Group, Inc. whereby the Company will purchase all of the outstanding shares of ATEC Group, Inc. ("ATEC") in a stock swap valued at approximately $77,000,000 (based on an assumed $10 market price per share of IAT Common Stock). Under the terms of the agreement each share of ATEC Common Stock will be exchanged for one share of IAT Common Stock, subject to adjustment. Under the terms of the Letter of Intent, ATEC will have the right to designate two board members to IAT's board upon closing of the transaction. The Letter of Intent is non-binding, and consummation of the transaction is subject to closing conditions, including shareholder approval of both companies.

ATEC Group, Inc. is a leading system integrator and provider of a full line of YEAR 2000 solutions as well as information technology products and services to business, professionals, government agencies and educational institutions. ATEC offers leading computer hardware, software, connectivity devices, multimedia products, data communications via satellite, video conferencing, as well as Internet and Intranet solutions to their clients.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    10.1(1) Securities Purchase Agreement, dated as of June 19, 1998, by and among IAT Multimedia, Inc., JNC Opportunity Fund Ltd. and JNC Strategic Fund, Ltd.

    10.2(1) Registration Rights Agreement, dated as of June 19, 1998, by and among IAT Multimedia, Inc., JNC Opportunity Fund Ltd. and JNC Strategic Fund, Ltd.

    10.3(1) 5% Convertible Debenture due 2008, dated as of June 19, 1998, issued by IAT Multimedia.

    10.4(1) Form of Warrant, attached as exhibit to Securities Purchase Agreement (exhibit 10.1 hereon)

    11.       Statement Re Computation of Per Share Earnings

    27.1      Financial Data Schedule

    (1) Incorporated by reference in the Company's report on Form 8-K as filed on July 1, 1998

(b) The following reports on Form 8-K were filed during the quarter ended June 30, 1998

    The Registrant filed a Form 8-K on April 3, 1998 reporting information under Item 2.

    The Registrant filed a Form 8-K on July 1, 1998 reporting information under
    Item 5.

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       IAT MULTIMEDIA, INC.


                                       /s/ Jacob Agam
                                       -----------------------------------
                                       Jacob Agam
                                       Chairman of the Board of
                                       Directors and Chief Executive
                                       Officer


                                       /s/ Klaus Grissemann
                                       -----------------------------------
                                       Klaus Grissemann
                                       Chief Financial Officer

Date: August 14, 1998