Form 10-Q
period 1998-09-30
IAT MULTIMEDIA INC
filed 1998-11-16
CIK 1029443

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1998

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

                          Geschaftshaus Wasserschloss
                                 Aarestrasse 17
                      CH-5300 Vogelsang-Turgi, Switzerland
                      ------------------------------------
                    (Address of principal executive offices)

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

         Yes __X__        No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

          Class                               Outstanding at November 12, 1998
----------------------------                  --------------------------------
Common Stock, $.01 par value                           9,998,826 shares

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                                FORM 10-Q INDEX

                 FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998




                                                                                           Page No.
                                                                                           --------
     PART I.   FINANCIAL INFORMATION

               Item 1.   Financial Statements

                         Consolidated Balance Sheets at September 30, 1998
                         (unaudited) and December 31, 1997                                       3

                         Consolidated Statements of Operations for Three Months
                         ended September 30, 1998 and 1997 (unaudited)                           4

                         Consolidated Statements of Operations for Nine Months
                         ended September 30, 1998 and 1997 (unaudited)                           5

                         Consolidated Statements of Cash Flows for Nine Months
                         ended September 30, 1998 and 1997 (unaudited)                           6

                         Notes to Consolidated Financial Statements                           7-11

                 Item 2. Management's Discussion and Analysis of
                         Financial Condition and Results of Operations                       12-17

                 Item 3. Quantitative and Qualitative Disclosures
                         About Market Risk                                                     17

   PART II.     OTHER INFORMATION

                 Item 1. Legal Proceedings                                                     18

                 Item 2. Changes in Securities and Use of Proceeds                             18

                 Item 3. Default upon Senior Securities                                        18

                 Item 4. Submission of Matters to a Vote of Security  Holders                  18

                 Item 5. Other Information                                                     19

                 Item 6. Exhibits and Reports on Form 8-K                                      19
   SIGNATURE PAGE                                                                              20


                         PART I. FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                   September 30       December 31,
                                                                        1998              1997
                                                                   (unaudited)
                                                                   ------------        ------------
ASSETS

Current assets:
     Cash and cash equivalents                                    $  7,219,016        $  5,472,928
     Marketable securities                                             750,000           2,726,865
     Accounts receivable, less allowance for doubtful
      accounts of $102,515 in 1998 and $71,111 in 1997               2,038,354           1,258,914
     Inventories                                                     1,588,404           1,699,338
     Other current assets                                              166,611             277,057
     Current deferred taxes receivable                                  46,433                   -
     Assets held for disposition                                             -           1,077,920
                                                                  ------------        ------------
       Total current assets                                         11,808,818          12,513,022
Equipment and improvements, net                                        708,942             633,605

Other assets:
   Notes receivable from affiliates                                    831,669
   Investments in affiliated companies                                  20,436
   Excess of cost over net assets acquired, net                      3,450,721           3,373,254
   Other assets                                                        151,580             139,635
                                                                  ------------        ------------
                                                                  $ 16,972,166        $ 16,659,516
                                                                  ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable, banks                                         $    420,247        $    449,121
     Accounts payable and other current liabilities                  2,779,660           3,649,882
     Loans payable, stockholders                                     1,017,833           2,339,451
     Liabilities held for disposition                                       -           1,640,029
     Deferred taxes payable                                                 -             311,347
                                                                  ------------        ------------
        Total current liabilities                                    4,217,740          8,389,830
                                                                  ------------        ------------
Convertible debenture                                                3,000,000                  -
                                                                  ------------        ------------
Minority interest                                                      187,553            174,007
                                                                  ------------        ------------
Stockholders' equity:
     Preferred stock, $.01 par value, authorized
      500,000 shares, none issued
     Common stock, $.01 par value, authorized
      20,000,000 shares, issued 9,502 97,519
      9,950,204 in 1998 and 9,751,949 in 1997                           99,502              97,519
     Capital in excess of par value                                 29,660,151          27,103,657
     Accumulated deficit                                           (20,660,301)       (19,239,283)
     Cumulative translation adjustment                                 673,781             340,046
     Treasury stock (50,000 shares)                                   (206,260)           (206,260)
                                                                  ------------        ------------
          Total stockholders' equity                                 9,566,873           8,095,679
                                                                  ------------        ------------
                                                                  $ 16,972,166        $ 16,659,516
                                                                  ============        ============

                See Notes to Consolidated Financial Statements

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                   Three Months Ended
                                                                     September 30,
                                                            -----------------------------
                                                              1998                1997
                                                            -----------       ----------

Net Sales                                                     $ 8,093,257    $   122,310
Cost of Sales                                                   7,516,272         82,867
                                                              -----------    -----------
Gross margin                                                      576,985         39,443
                                                              -----------    -----------
Operating expenses:
     Research and development costs, net                             --          531,007
     Selling expenses                                             710,698        450,051
     General and administrative expenses                          133,705        297,296
                                                              -----------    -----------
                                                                  844,403      1,278,354
                                                              -----------    -----------
Operating loss before corporate overhead,
     depreciation and amortization                               (267,418)    (1,238,911)

Corporate overhead                                                317,803        246,329
Depreciation and amortization                                     165,409         73,729
                                                              -----------    -----------
Operating loss                                                   (750,630)    (1,558,969)

Other income (expense):
     Interest expense                                             (52,225)       (45,671)
     Interest income                                               99,154        171,874
     Discount on convertible debenture                               --             --
     Other income (expense)                                       (31,453)         1,351
                                                              -----------    -----------
Loss  before recovery of income taxes and minority interest      (735,154)    (1,431,415)
Recovery of income taxes                                          203,560           --
                                                              -----------    -----------
Loss before minority interest                                    (531,594)    (1,431,415)

Minority  interest in net loss of subsidiary                       53,754           --
                                                              -----------    -----------
Net loss                                                      $  (477,840)   $(1,431,415)
                                                              ===========    ===========
Net loss  per share - basic and diluted                       $     (0.05)   $     (0.16)
                                                              ===========    ===========
Weighted average number of common shares outstanding            9,401,919      9,059,324
                                                              ===========    ===========




                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                  (UNAUDITED)

Net loss                                                      $  (477,840)   $(1,431,415)


Other comprehensive income (loss) net of tax
  - Foreign currency translation adjustments                      330,437         39,821
                                                              -----------   ------------

Comprehensive loss                                            $  (147,403)  $ (1,391,594)
                                                              ===========   ============

                 See Notes to Consolidated Financial Statements

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)



                                                                       Nine Months Ended
                                                                        September 30,
                                                              ----------------------------
                                                                 1998             1997
                                                              ---------        ----------
Net Sales                                                    $ 23,544,503    $    537,561
Cost of Sales                                                  21,524,407         328,613
                                                             ------------    ------------
Gross margin                                                    2,020,096         208,948
                                                             ------------    ------------
Operating expenses:
     Research and development costs, net                             --         1,793,528
     Selling expenses                                           1,752,816       1,365,413
     General and administrative expenses                          492,926         795,634
                                                             ------------    ------------
                                                                2,245,742       3,954,575
                                                             ------------    ------------
Operating loss before corporate overhead,
     depreciation and amortization                               (225,646)     (3,745,627)
Corporate overhead                                                807,560         555,093
Depreciation and amortization                                     463,839         212,410
                                                             ------------    ------------
Operating loss                                                 (1,497,045)     (4,513,130)
Other income (expense):
     Interest expense                                            (107,344)       (169,454)
     Interest income                                              252,666         362,322
     Discount on convertible debenture                           (448,277)           --
     Other income (expense)                                       (24,528)         17,428
                                                             ------------    ------------
Loss before recovery of income taxes and minority interest     (1,824,528)     (4,302,834)
Recovery of income taxes                                          334,666            --
                                                             ------------    ------------
Loss before minority interest                                  (1,489,862)     (4,302,834)
Minority interest in net loss of subsidiary                        68,844            --
                                                             ------------    ------------
Net loss                                                     $ (1,421,018)   $ (4,302,834)
                                                             ============    ============
Net loss per share - basic and diluted                       $      (0.15)   $      (0.54)
                                                             ============    ============
Weighted average number of
     common shares outstanding                                  9,278,444       7,970,762
                                                             ============    ============



                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                  (unaudited)

Net loss                                                 $(1,421,018)   $(4,302,834)
Other comprehensive income (loss) net of tax - Foreign
     currency translation adjustments                        333,735        316,158
                                                         -----------    -----------
Comprehensive loss                                       $(1,087,283)   $(3,986,676)
                                                         ===========    ===========


                 See Notes to Consolidated Financial Statements

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                       Nine Months Ended
                                                                        September 30,
                                                              ----------------------------
                                                                 1998             1997
                                                              ---------        ----------
Cash flows from operating activities:
     Net loss                                                 $ (1,421,018)   $ (4,302,834)
     Adjustments to reconcile net loss to net cash used
     in operating activities:
        Discount on convertible debenture                          448,277
        Depreciation of equipment                                  199,798         212,410
        Amortization of goodwill                                   264,041
        Common stock/and stock options issued for services          37,500          22,500
        Minority interest in income                                (68,844)
        Deferred taxes payable                                    (356,719)
     Increase (decrease) in cash attributable to
     changes in assets and liabilities:
        Accounts receivable                                       (640,100)        189,068
        Inventories                                                228,189          58,415
        Other current assets                                       111,872        (168,748)
        Other assets                                               (13,855)       (341,363)
        Accounts payable and other current liabilities          (1,614,395)       (192,852)
                                                              ------------    ------------
Net cash used in operating activites                            (2,825,254)     (4,523,404)
                                                              ------------    ------------
Cash flows from investing activities:
     Loans to and investments in, affiliated companies            (966,725)
     Purchases of equipment and improvements                      (224,206)       (295,765)
     Sale (purchase) of marketable securities                    1,976,865      (3,177,570)
                                                              ------------    ------------
Net cash provided (used) in investing activities                   785,934      (3,473,335)
                                                              ------------    ------------
Cash flows from financing activities:
     Repayments of loans payable, stockholders                  (1,326,923)     (1,054,310)
     Proceeds from issuance of convertible debenture             3,000,000
     Proceeds from issuance of common stock, net proceeds        1,608,698      17,098,164
     Payment of preferred stock dividend                              --           (51,625)
     Capital contribution, stockholders, net proceeds              464,002            --
     Payment for treasury stock                                       --          (206,260)
     Repayments of short-term bank loan, net                       (54,845)       (226,158)
                                                              ------------    ------------
Net cash provided by financing activities                        3,690,932      15,559,811
                                                              ------------    ------------
Effect of exchange rate changes on cash                             94,476         110,611
                                                              ------------    ------------
Net increase in cash                                             1,746,088       7,673,683
Cash and cash equivalents, beginning of period                   5,472,928         264,661
                                                              ------------    ------------
Cash and cash equivalents, end of period                      $  7,219,016    $  7,938,344
                                                              ============    ============
Supplemental disclosures of cash flow information,
     cash paid during the period for interest                 $     66,899    $    181,028
                                                              ============    ============
     cash paid during the period for income related taxes     $     96,748    $       --
                                                              ============    ============
Supplemental schedule of non-cash operating activities,
     Common stock/stock options issued for services           $     37,500    $     22,500
                                                              ============    ============
Supplemental schedule of non-cash financing activities,
     deferred registration costs included in accounts
     payable and other liabilities                            $       --      $    276,525
                                                              ============    ============
     Spinoff of assets and liabilities held for disposition   $  1,077,920    $       --
                                                              ============    ============


                 See Notes to Consolidated Financial Statements

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         INTERIM FINANCIAL INFORMATION - The unaudited interim consolidated financial statements contain all adjustments consisting of normal recurring adjustments, which are, in the opinion of the management of IAT Multimedia, Inc. (hereinafter the "Company" or "IAT"), necessary to present fairly the consolidated financial position of the Company as of September 30, 1998, and the consolidated results of operations and cash flows of the Company for the periods presented. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of IAT Multimedia, Inc., its wholly owned subsidiaries IAT AG, Switzerland ("IAT AG") and IAT Deutschland GmbH Interaktive Medien Systeme, Bremen ("IAT GmbH"), 100% of the General Partner of FSE Computer-Handel GmbH & Co. KG (FSE) and 80% of the limited partnership interest of FSE. All intercompany accounts and transactions have been eliminated in consolidation.

         EXCESS OF COST OVER NET ASSETS ACQUIRED - Goodwill represents the excess of cost over the fair market value of net assets of acquired businesses and is amortized over a period of 10 years from the acquisition date. The Company monitors the cash flows of the acquired operation to assess whether any impairment of recorded goodwill has occurred. Amortization for the nine months period ended September 30, 1998 was approximately $264,000.

         FOREIGN CURRENCY TRANSLATION -- The Company has determined that the local currency of its Switzerland subsidiary, Swiss Francs, is the functional currency for IAT AG and IAT GmbH and the Deutsch Mark is the functional currency for FSE. The financial statements of the subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation". SFAS 52 provides that all balance sheet accounts are translated at period-end rates of exchange (1.39 and 1.45 Swiss Francs and 1.67 and 1.80 Deutsch Mark for each U.S. Dollar at September 30, 1998 and December 31, 1997, respectively), except for equity accounts which are translated at historical rates. Income and expense accounts, and cash flows are translated at the average of the exchange rates in effect during the period. The resulting translation adjustments are included as a separate component of stockholders' equity, whereas gains or losses arising from foreign currency transactions are included in results of operations.

         LOSS PER COMMON SHARE -- Effective December 31, 1997, the Company adopted SFAS 128, "Earnings Per Share." SFAS 128 requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share excludes dilution and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares includes shares issued within one year of the Company's initial public offering ("IPO") with an issue price less than the IPO price, and excludes shares of the

Company's common stock (the "Common Stock") placed in escrow upon the completion of the IPO. In addition, all shares have been adjusted to reflect the reverse stock split. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the entity. Prior period loss information has been restated as required by SFAS No. 128. Diluted loss per common share is the same as basic loss per common share for the periods ended September 30, 1998 and 1997. The Company has unexercised options and warrants in addition to shares issuable upon conversion of its convertible debentures which are not included in the computation of diluted loss per share because their effect would have been antidilutive as a result of the Company's losses.

         COMPREHENSIVE LOSS - Effective January 1, 1998 the Company adopted SFAS 130, "Reporting Comprehensive Income". The Company reclassified its 1997 financial statements, as required.


NOTE 2.  INVENTORIES:

                                                September 30,   December 31,
                                                    1998            1997
                                                -------------   ------------
Work in process...............................    $  254,549     $  124,445
Purchased finished goods ......................    1,333,855      1,574,893
                                                  ----------     ----------
                                                  $1,588,404     $1,699,338
                                                  ==========     ==========


NOTE 3.  SPINOFFS:

         On March 6, 1998, the Company transferred the business and substantially all of the assets and the liabilities of its majority-owned subsidiary, IAT GmbH, to a newly-formed German company ("German Newco"). German Newco (the "German Spinoff") is substantially owned by the former Co-chairman of the Board of Directors of the Company. In addition, IAT AG owns 15% of the outstanding common stock of the German Newco. The German Spinoff was effective on January 1, 1998 and required the Company to infuse approximately $650,000 of capital. In connection with the German Spinoff, IAT AG purchased the remaining 25.1% interest in IAT GmbH from the minority stockholder for a purchase price of approximately $100,000. In addition, the Company provided German Newco with a loan in the aggregate amount of approximately $300,000 for working capital requirements through March 6, 1998. This loan bears interest of 5% per annum and is due on or before December 31, 1998.

     On March 24, 1998, the Company transferred the business and certain of the assets and liabilities of its wholly-owned subsidiary IAT AG to a newly-formed Swiss company ("Swiss Newco"). Swiss Newco (the "Swiss Spinoff") is substantially owned by the former Co-chairman of the Board of Directors of the Company. In addition, IAT AG owns 15% of the outstanding common stock of the Swiss Newco. The Swiss Spinoff was effective on January 1, 1998. At closing, the Company received a note for approximately $325,000 representing the value of the assets in excess of the liabilities that were spunoff ("Purchase Note") on March 24, 1998. In addition, the Company loaned the Swiss Newco $250,000 ("The Note") for operating cash flow. The notes provide for the payment of interest semi-annually beginning September 1, 1998 at a rate of 3% per annum, but interest will be recorded using a discount rate of 8% per annum. The Purchase
Note is due on March 24, 2001. The Note is due the earlier of the date that Swiss Newco raises either debt or equity financing in excess of SF 1,000,000 or on March 24, 2001.

     On September 11, 1998 Bremer Investitionsgesellschaft, a German Federal Development Agency, increased its equity position in the German Newco from 2% to 25.1%. In connection with this transaction, Bremer Investitionsgesellschaft and Dr. Viktor Vogt have agreed to provide German Newco with loans of approximately $1.75 million and approximately $1.9 million, of which an aggregate amount of $2.25 million has been paid in 1998 and an aggregate amount of $1.4 million will be payable in 1999, respectively. The loans will be used for development and marketing of the Wonderboard family of multimedia and desktop videoconferencing products.


NOTE 4.  PRIVATE PLACEMENTS:

    The Company entered into a securities purchase agreement (the "Purchase Agreement"), dated as of June 19, 1998, with two purchasers (the "Investors") and consummated the first transaction contemplated thereby ("Tranche A") in a private placement of its securities pursuant to Regulation D. Tranche A consisted of the issuance of 198,255 shares of its Common Stock and $3 million aggregate principal amount of the Company's 5% Convertible Debentures due 2001 ("Debentures") in exchange for $5 million in cash. In addition, the Company issued five-year warrants to purchase 88,241 shares of Common Stock at a price equal to $13.25 per share, 120% of the Average Price (as defined in the Debentures; the "Warrants") to the Investors and the transaction's placement agent. On October 27, 1998 a Registration Statement on Form S-3 registering the shares of Common Stock issued to the Investors and issuable upon conversion of the Debentures issued in Tranche A was declared effective by the Securities and Exchange Commission.

    The Debentures are immediately convertible into shares of Common Stock at the option of either the Company (subject to certain limitations) or the Investors. Resales of shares of Common Stock issued upon conversions at the option of the Investors are prohibited for a period of nine months from the date of issuance; thereafter, sales by the Investors are subject to certain volume limitations. Any portion of the Debentures remaining unconverted on October 27, 2000 shall convert automatically into shares of Common Stock. The number of shares of Common Stock issuable upon conversion of the Debentures is the lesser of (i) 120% of the average of the closing bid prices from the five trading days immediately preceeding the Original Issue Date (as defined in the Purchase Agreement) and (ii) 87% of the average of the five lowest closing bid prices during the 15 trading days immediately preceding the conversion date. The conversion price as of October 23, 1998 on the Tranche A Closing Date (as defined in the Purchase Agreement) would have been $3.46 per share. The terms and conditions with respect to conversion of Debentures and the number of shares of Common Stock issuable thereunder are set forth in the Purchase Agreement.

    Pursuant to the Purchase Agreement the Investors agreed to purchase up to $12 million aggregate amount of additional Debentures under certain conditions. This provision expired by its terms in September 1998.

NOTE 5.  LETTER OF INTENT WITH ATEC GROUP:

         On August 1, 1998 the Company entered into a non-binding Letter of Intent with ATEC Group, Inc. ("ATEC") whereby the Company would have purchased all of the outstanding shares of ATEC in a stock swap valued at approximately $77,000,000 (based on an assumed $10 market price per share of IAT Common Stock). On August 21, 1998 the parties mutually agreed to terminate the letter of intent.

NOTE 6.  SUBSEQUENT EVENTS:

         On October 27, 1998, the Company entered into a purchase agreement to acquire all of the issued and outstanding shares of Columbus Handels- und Vertriebs GmbH & Co. KG ("KG") and Columbus Handels- und Vertriebs GmbH ("GmbH"), the general partner of KG, for a purchase price of approximately $1.7 million in cash and 98,622 shares of the Company's Common Stock equaling approximately $760,000 (the "Columbus Agreement"). In connection with the transaction, IAT expects to make a working capital loan of approximately $700,000 to KG and will take a non-cash charge for amortization of goodwill. Pursuant to the Columbus Agreement, Axel Hundt, the founder and owner of each of KG and GmbH, will enter into a two-year employment contract. This transaction was consummated on November 13, 1998, effective on October 31, 1998.

         KG is a distributor of PC peripherals in Germany and in parts of Austria. With the KG acquisition the Company continues the vertical integration of its distribution channels which began with the acquisition of FSE Computer Handel in November 1997.

         In connection with the KG acquisition the Company plans to consolidate a majority of FSE's existing peripherals business into that of KG. FSE will concentrate primarily on the production and marketing of its high-performance built-to-order PCs and KG will focus primarily on the distribution of peripherals. As a result of this consolidation, IAT will benefit from cost savings through the implementation of corporate best practices and the elimination of a approximately 25 employees who have already been officially notified and whose employment contracts will be terminated effective as of December 31, 1998. Aggregate severance payments in connection with the termination of the employment contracts will amount to approximately $60,000.

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     Except for the descriptions of historical facts contained herein, statements concerning future results, performance or expectations are forward-looking statements. Actual results, performance or developments could differ materially from those expressed or implied by such forward-looking statements as a result of known and unknown risks, uncertainties and other factors including those described from time to time in the Company's filings with the Securities and Exchange Commission, under "Risk Factors" and elsewhere, including the Company's history of operating losses; future charges to operations and losses; holding company structure; reliance on subsidiaries; risks relating to acquisitions and managing growth; need for additional funds; competition; foreign markets; control by existing stockholders; potential anti-takeovers provisions; risks relating to Year 2000 issues and other risks.

     IAT Multimedia, Inc. was formed in September 1996 as a holding company for the existing business of IAT AG and IAT Germany. Since then, Multimedia has been engaged in developing products for the visual communications industry. In November 1997, Multimedia acquired 100% of the shares of capital stock of the general partner of FSE and 80% of the outstanding limited partnership interests of FSE, a German limited partnership.

     The Company, through its acquisition of FSE, markets in Germany high-performance PCs assembled according to customer specifications and sold under the trade name "Trinology", as well as components and peripherals for PCs. The Company also licenses its state-of-the-art, customizable proprietary visual communications technology designed to enable users to participate in real time, multi-point video conferencing and provide improved features and functionality over competing technology.

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

     The Company's sales are made to customers principally in Switzerland and Germany with revenues created in Deutsche Marks and Swiss Francs. IAT Switzerland's and IAT Germany's functional currency is the Swiss Franc. FSE's functional currency is the Deutsche Mark. The Company currently engages in limited hedging transactions, which are not material to its operations, to offset the risk of currency fluctuations. The Company may increase or discontinue these hedging activities in the future.

     In the following discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all such figures are approximations.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 1997

The average exchange rate for the U.S. Dollar decreased as compared to the Swiss Franc and the Deutsch Mark by approximately 3.4% and 3.3% respectively. The average Swiss Franc to U.S. Dollar exchange rate was SF 1.44 = $1.00 in the third quarter 1998 as compared to SF 1.49 in the third quarter 1997. The average Deutsch Mark to U.S. Dollar exchange rate was DM 1.74 = $1.00 in the third quarter 1998 as compared to DM 1.80 in the third quarter 1997.

FSE was acquired in November 1997, and therefore, the following discussion of IAT's results of operations includes IAT's results of operations for the three months ended September 30, 1998 and September 30, 1997, respectively, and FSE's results and operations for the three months ended September 30, 1998.

         REVENUES. Revenues for the third quarter 1998 increased to $8,093,000 from $122,000 in the third quarter 1997. This increase is primarily a result of sales of FSE high performance PCs and PC-components during the third quarter 1998.

         COST OF SALES. Cost of sales increased to $7,516,000 in the third quarter 1998 from $83,000 in the third quarter 1997. The cost of sales as a percentage of sales increased to 92.9% in the third quarter 1998 from 67.8% in the third quarter 1997 primarily as a result of the sale of FSE PCs, PC-components and PC peripherals producing lower gross profit margins.

         RESEARCH AND DEVELOPMENT COSTS. Research and development costs decreased to $0 in the third quarter 1998 from $531,000 in the third quarter 1997. The Company no longer incurs research and development costs as a result of the Spinoffs of its research and development activities to Communication AG and Communication Systems GmbH.

         SELLING EXPENSES. Selling expenses increased by 58% to $711,000 in the third quarter 1998 from $450,000 in the third quarter 1997. This increase is a result of a change in the business structure of IAT and a different marketing approach for FSE PCs and products.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by 54.9% to $134,000 in the third quarter 1998 from $297,000 in the third quarter 1997. This decrease is a result of a change in the business structure of IAT.

         CORPORATE OVERHEAD. Corporate overhead increased by 29.3% to $318,000 in the third quarter 1998 from $246,000 in the third quarter 1997 primarily due to an increase in expenses for professional services relating to the Spinoffs and acquisitions and increased investor relation activities.

         INTEREST. Interest expense increased by 13.0% to $52,000 in the third quarter 1998 from $46,000 in the third quarter 1997. This increase is primarily a result of interest payable on the convertible debentures. Interest income decreased to $99,000 in the third quarter 1998 from $172,000 in the third quarter 1997 primarily as a result of a reduction of the Company's interest bearing cash and cash equivalents and in investments in corporate bonds.

         NET LOSS. The net loss for the three months ended September 30, 1998 decreased to $478,000 from $1,431,000 for the three months ended September 30, 1997. This decrease is the result of the acquisition of the FSE operations in November 1997 and of the Spinoffs of the research and development and marketing activities to Communication AG and Communication Systems GmbH effective as of January 1, 1998.

         OPERATING LOSS BEFORE CORPORATE OVERHEAD, INTEREST, INCOME TAXES, DEPRECIATION AND AMORTIZATION. Operating loss before corporate overhead, interest, income taxes, depreciation and amortization in the three months ended September 30, 1998 decreased to $267,000 from $1,239,000 in the three months ended September 30, 1997. This decrease is primarily a result of the Spinoff of the research and development and marketing activities to Communication AG and Communication Systems GmbH effective as of January 1, 1998 and of the acquisition of the FSE operations in November 1997.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997

The average exchange rate for the U.S. Dollar increased as compared to the Swiss Franc and the Deutsch Mark by approximately 1.4% and 3.5% respectively. The average Swiss Franc to U.S. Dollar exchange rate was SF 1.47 = $1.00 in the nine months ended September 30, 1998 as compared to SF 1.45 in the nine months ended September 30, 1997. The average Deutsch Mark to U.S. Dollar exchange rate was DM 1.78 = $1.00 in the nine months ended September 30, 1998 as compared to DM 1.72 in the nine months ended September 30, 1997.

FSE was acquired in November 1997, and therefore, the following discussion of IAT's results of operations includes IAT's results of operations for the nine months ended September 30, 1998 and September 30, 1997, respectively, and FSE's results of operations for the nine months ended September 30, 1998.

         REVENUES. Revenues for the nine months ended September 30, 1998 increased to $23,545,000 from $538,000 in the nine months ended September 30, 1997. This increase is primarily a result of sales of FSE high performance PCs and PC-components during the nine month period ended September 30, 1998.

         COST OF SALES. Cost of sales increased to $21,524,000 in the nine months ended September 30, 1998 from $329,000 in the nine months ended September 30, 1997. The cost of sales as a percentage of sales increased to 91.4% in the nine months ended September 30, 1998 from 61.1% in the nine months ended September 30, 1997 primarily as a result of the sale of FSE PCs, PC-components and PC peripherals producing lower gross profit margins.

         RESEARCH AND DEVELOPMENT COSTS. Research and development costs decreased to $0 in the nine months ended September 30, 1998 from $1,794,000 in the nine months ended September 30, 1997. The Company no longer incurs research and development costs as a result of the Spinoffs of its research and development activities to Communication AG and Communication Systems GmbH.

         SELLING EXPENSES. Selling expenses increased by 28.4% to $1,753,000 in the nine months ended September 30, 1998 from $1,365,000 in the nine months ended September 30, 1997. This increase is a result of a change in the business structure of IAT and a different marketing approach for FSE PCs and products.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by 38.1% to $493,000 in the nine months ended September 30, 1998 from $796,000 in the nine months ended September 30, 1997. This decrease is a result of a change in the business structure of IAT and the integration of FSE.

         CORPORATE OVERHEAD. Corporate overhead increased by 45.6% to $808,000 in the nine months ended September 30, 1998 from $555,000 in the nine months ended September 30, 1997 primarily due to an increase in expenses for professional services relating to the Spinoffs and acquisitions, the integration of FSE and as a result of the Company becoming a public company in April 1997 resulting in higher corporate overhead as from such date.

         INTEREST. Interest expense decreased by 36.7% to $107,000 in the nine months ended September 30, 1998 from $169,000 in the nine months ended September 30, 1997. This decrease is primarily a result of a reduction of outstanding bank loans and the repayment of certain stockholders' loans partially offset by interest payable on the convertible debentures. Interest income decreased by 30.1% to $253,000 in the nine months ended September 30, 1998 from 362,000 in the nine months ended September 30, 1997 primarily as a result of a reduction of the Company's interest bearing cash and cash equivalents and investments in corporate bonds.

         DISCOUNT ON CONVERTIBLE DEBENTURES. Discount on convertible debentures increased to $448,000 in the nine months ended September 30, 1998 from $0 in the nine months ended September 30, 1997. The Company recorded a charge to operations on the convertible debentures issued on June 19, 1998 based on an assumed conversion price of 87% of the current market value on the date of issuance.

         NET LOSS. The net loss for the nine months ended September 30, 1998 decreased to $1,421,000 from $4,303,000 for the nine months ended September 30, 1997. This decrease is the result of the acquisition of the FSE operations in November 1997 and of the Spinoffs of the research and development and marketing activities to Communication AG and Communication Systems GmbH effective as of January 1, 1998 partially offset by a one-time charge to operations for the discount on convertible bonds of $448,000 and higher expenses for professional services relating to Spinoffs.

         OPERATING LOSS BEFORE CORPORATE OVERHEAD, INTEREST, INCOME TAXES, DEPRECIATION AND AMORTIZATION. Operating loss before corporate overhead, interest, income taxes, depreciation and amortization in the nine months ended September 30, 1998 amounted to $226,000. In the nine months ended September 30, 1997 the operating loss amounted to 3,746,000. This improvement is primarily a result of the Spinoffs of the research and development and marketing activities to Communication AG and Communication Systems GmbH effective as of January 1, 1998 and of the acquisition of the FSE operations in November 1997.


LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1998, the Company's cash and cash equivalents and investments in corporate bonds amounted to $7,219,000 and $750,000, respectively, as compared to $5,473,000 and $2,727,000, respectively, at December 31, 1997.

         Net cash used in operating activities totaled $2,825,000 during the nine months ended September 30, 1998 compared to $4,523,000 during the nine months ended September 30, 1997. This decrease is primarily due to a reduction of accounts payable and other short-term liabilities offset by a decrease of the net loss for the nine months ended September 30, 1998, net of the amortization of the goodwill on the FSE acquisition and the discount on convertible debentures.

         Net cash provided by investing activities totaled $786,000 during the nine months ended September 30, 1998 compared to net cash used in investing activities of $3,473,000 during the nine months ended September 30, 1997. During the nine months ended September 30, 1998 cash in the amount of $135,000 was used to pay for the acquisition of 25.1% of the common stock of IAT Germany, for 15% each of the common stock of IAT Communication Systems GmbH and Communication AG and for loans in the aggregate amount of $832,000 to these companies and for the purchase of equipment. These payments were offset by a sale of marketable securities. In the nine months ended September 30, 1997 cash was used for the purchase of marketable securities and for the purchase of equipment.

         Net cash provided by financing activities amounted to $3,691,000 during the nine months ended September 30, 1998 as compared to net cash provided by financing activities of $15,560,000 during the nine months ended September 30, 1997. During the nine months ended September 30, 1998 cash was provided by net proceeds of $1,609,000 primarily from the issuance of 198,255 shares of Common Stock and the issuance of convertible Debentures, in the amount of $3,000,000 partially offset by the repayment of stockholder loans of $1,327,000, including the third installment of the FSE purchase price in the aggregate amount of $890,000 and the repayment of short-term bank loans of $55,000. In addition, cash in the amount of $464,000, net of financing cost, was provided by a capital contribution by certain stockholders in exchange for the Company assuming the obligation of IAT AG under the repayment of the Swiss bank loan. During the nine months ended September 30, 1997 cash was provided by net proceeds received from the Company's IPO in the amount of $17,098,000 partially offset by a repayment of certain stockholder loans, short-term bank loans, the payment of the preferred stock dividend and a repurchase by the Company of its Common Stock pursuant to a stock repurchase plan.

         Cash, cash equivalents and investments in corporate bonds at September 30, 1998 amount to $7,969,000 of which approximately $2,600,000 is anticipated to be used for the KG acquisition. The Company believes that its funds should be sufficient to finance its working capital requirements and its capital and debt service requirements for approximately the 12 month period following September 30, 1998.


YEAR 2000 COMPLIANCE

         The Year 2000 issue is the result of using only the last two digits to indicate the year in computer hardware and software programs and embedded technology such as micro-controllers. As a result, these programs do not properly recognize a year that begins with "20" instead of the familiar "19". If uncorrected, such programs will be unable to interpret dates beyond the year 1999, which could cause computer system failure or miscalculations and could disrupt the Company's operations and adversely affect its cash flows and results of operations.

         The Company recognizes the importance of the Year 2000 issue and has established a project team with the objective to ensure an uninterrupted transition to the year 2000 by assessing, testing and modifying products and information technology ("IT") and non-IT systems so that such systems and software will perform as intended and information and dates can be processed with expected results ("Year 2000 Compliant"). The scope of the Year 2000 compliance effort includes (i) IT such as software and hardware; (ii) non-IT systems or embedded technology; and (iii) the readiness of key third parties, including suppliers and customers, and the electronic date interchange (EDI) with those key third parties.

         Independent of the Year 2000 issue, the Company is in the process of installing new financial accounting, procurement, order management and invoicing systems. These systems are expected to be fully operational by the first quarter 1999 and be Year 2000 Compliant. Testing of these systems to become compliant for Year 2000 has begun and should be fully completed by the end of the first quarter 1999. As results of this testing process become available over the next three months, the Company will make contingent plans where it deems necessary to become Year 2000 Compliant. However, the Company believes that its new systems will be Year 2000 compliant and that no contingency plan will be necessary.

         Third Parties - In addition to internal Year 2000 IT and non-IT remediation activities, the Company is in contact with key suppliers and vendors to minimize disruptions in the relationship between the Company and these important third parties from the Year 2000 issue. The Company has requested Year 2000 compliance certification from each of such vendors and suppliers for their hardware and software products and for their internal business applications and processes. While the Company cannot guarantee compliance by third parties, the Company will consider alternate sources of supply, which the Company believes are generally available in the event a key supplier cannot demonstrate its systems or products are Year 2000 Compliant.

         Company products - The Company believes that all hardware products included in Trinology PCs shipped since the fourth quarter of 1997 are Year 2000 Compliant and hardware products included in Trinology PCs shipped prior to such time can be made Year 2000 Compliant through upgrade of software patches. The Company has requested Year 2000 compliance certificates from each of its suppliers and vendors from parts and components installed in its Trinology PC's.

         The replacement of the Company's existing financial accounting/ procurement/order management and invoicing systems are estimated at approximately $230,000, however, only a portion of the cost of it is attributable to the Year 2000 issue. While the Company's estimate is that the Year 2000 effort will have a nominal cost impact, there can be no assurance as to the ultimate cost of the Year 2000 effort or the total cost of information systems. Such costs will be expensed as incurred, except to the extent such costs are incurred for the purchase or lease of capital equipment.

         The Company's current estimates of the amount of time and costs necessary to remediate and test its computer systems are based on the facts and circumstances existing at this time. The estimates were made using assumptions of future events including the continued availability of certain resources, Year 2000 modification plans, implementation success by key third-parties, and other factors. New developments may occur that could affect the Company's estimates of the amount of time and costs needed to modify and test its IT and non-IT systems for Year 2000 compliance. These developments include, but are not limited to: (i) the availability and cost of personnel trained in this area; (ii) the ability to locate and correct all relevant date-sensitive codes in both IT and non-IT systems; (iii) unanticipated failures in its IT and non-IT systems; and (iv) the planning and Year 2000 compliance success that suppliers and vendors attain.

         The Company cannot determine the impact of these potential developments on the current estimate of probable costs of making its products and IT and non-IT systems Year 2000 Compliant. Accordingly, the Company is not able to estimate its possible future costs beyond the current estimate of costs. As new developments occur, these cost estimates may be revised to reflect the impact of these developments on the costs to the Company of making its products and IT and non-IT systems Year 2000 Compliant. Such revisions in costs could have a material adverse impact on the Company's results of operations in the quarterly period in which they are recorded. Although the Company considers it unlikely, such revisions could also have a material adverse effect on the business, financial condition or results of operations of the Company.


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

         During the three months ended September 30, 1998, the Company utilized approximately $551,000 of the net proceeds from the IPO. Of this amount approximately $50,000 was paid for the purchase of machinery and equipment and approximately $501,000 for working capital and general corporate purposes. As of September 30, 1998, approximately $3,244,000 of the proceeds from the IPO remain unused.

         In September 1998 the Company granted 25,000 stock options to a consultant of the Company for services rendered and to be rendered. Of these stock options 12,500 vest immediately and 12,500 vest on June 30, 1999.

         In November 1998 and pursuant to the Columbus Agreement the Company issued 98,622 shares of Common Stock to Axel Hundt, the sole shareholder of KG and GmbH, respectively, in connection with the acquisition of KG and GmbH.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         On August 1, 1998 the Company entered into a non-binding Letter of Intent with ATEC Group, Inc. ("ATEC") whereby the Company would have purchased all of the outstanding shares of ATEC in a stock swap valued at approximately $77,000,000 (based on an assumed $10 market price per share of IAT Common Stock). On August 21, 1998 the parties mutually agreed to terminate the letter of intent.

         On October 27, 1998, the Company entered into a purchase agreement to acquire all of the issued and outstanding shares of Columbus Handels- und Vertriebs GmbH & Co. KG ("KG") and Columbus Handels- und Vertriebs GmbH ("GmbH"), the general partner of KG, for a purchase price of approximately $1.7 million in cash and 98,622 shares of the Company's Common Stock equaling approximately $760,000 (the "Columbus Agreement"). In connection with the transaction, IAT expects to make a working capital loan of approximately $700,000 to KG and will take a non-cash charge for amortization of goodwill. Pursuant to the Columbus Agreement, Axel Hundt, the founder and owner of each of KG and GmbH, will enter into a two-year employment contract. This transaction was consummated on November 13, 1998, effective on October 31, 1998.

         KG is a distributor of PC peripherals in Germany and in parts of Austria. With the KG acquisition the Company continues the vertical integration of its distribution channels which began with the acquisition of FSE Computer Handel in November 1997.

         In connection with the KG acquisition the Company plans to consolidate a majority of FSE's existing peripherals business into that of KG. FSE will concentrate primarily on the production and marketing of its high-performance built-to-order PCs and KG will focus primarily on the distribution of peripherals. As a result of this consolidation, IAT will benefit from cost savings through the implementation of corporate best practices and the elimination of a approximately 25 employees who have already been officially notified and whose employment contracts will be terminated effective as of December 31, 1998. Aggregate severance payments in connection with the termination of the employment contracts will amount to approximately $60,000.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

         10.55 Agreement dated October 27, 1998 between Registrant and Axel Hundt, the sole shareholder of Columbus Handels- und Vertrieb GmbH & Co. KG and Columbus Handels- und Vertrieb GmbH

         27.1            Financial Data Schedule


(b) The following reports on Form 8-K were filed during the quarter ended September 30, 1998

         Not applicable.

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              IAT MULTIMEDIA, INC.



                                           By: /s/ Jacob Agam
                                              -----------------------------
                                              Jacob Agam
                                              Chairman of the Board of
                                              Directors and Chief Executive
                                              Officer



                                              /s/ Klaus Grissemann
                                              -----------------------------
                                              Klaus Grissemann
                                              Chief Financial Officer


Date: November 13, 1998