Form 10-K/A
period 1997-12-31
IAT MULTIMEDIA INC
filed 1998-12-03
CIK 1029443

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

[X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934]

For the fiscal year ended December 31, 1997

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        to

                        Commission file number 000-22101

                              IAT Multimedia, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                       13-3920210
  ---------------------------------                      -------------------
    (State or Other Jurisdiction                          (I.R.S. Employer
  of Incorporation or Organization)                      Identification No.)

                          Geschaftshaus Wasserschloss
                                 Aarestrasse 17
                      CH-5300 Vogelsang-Turgi, Switzerland
                    (Address of Principal Executive Offices)

   Registrant's telephone number, including area code: (011)(41)(56) 223-5022

         Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12 (g) of the Act: Common Stock, $0.01par value (the "Common Stock")

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to the filing requirements for the past ninety (90) days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the voting stock (excluding preferred stock convertible into and having voting rights on certain matters equivalent to 622,220 shares of common stock) held by non-affiliates of the registrant as of March 27, 1998 was 11,055,602. The number of shares of the registrant's Common Stock outstanding as of March 27, 1998 was 9,701,949.

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

                                                Number of Shares    Percentage of Shares
Name and Address of Beneficial Owner(1)        Beneficially Owned    Beneficially Owned
---------------------------------------        ------------------   ---------------------
Executive Officers and Directors:
Viktor Vogt(2)                                    512,129(3)               5.25%
Jacob Agam(2)                                        --  (4)(12)             --
Klaus Grissemann(2)                               189,395(5)               1.95%
Volker Walther(6)                                 943,250(7)               9.72%
Reiner Hallauer(2)                                 52,000(9)                 *
Arnold Wasserman(2)                                40,000(10)                *
Alfred Simmet(2)                                  146,949                  1.51%
Significant Stockholders:
Vertical Financial Holdings
   Establishment(4)(11)                         1,580,304(12)             15.21%
Behala Anstalt(13)                                592,804(14)              5.93%
Lupin Investments Services Ltd.(15)               592,804(16)              5.93%
Henilia Financial Ltd.(17)                        594,694(18)              5.95%
Klaus-Dirk Sippel(19)                           1,055,923(20)             10.45%
Richard Suter(21)                                 721,551(22)              7.29%
All executive officers and directors of the
  Company as a group (7 persons)                1,883,723                 19.42%

-----------------
 *   Less than 1%

(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. See "Item 13--Certain Relationships and Related Transactions."

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

(6)  Volker Walther's address is Pestalozziweg 8, D-34439, Willebadessen,
     Germany.

(7) Includes 52,500 shares held by Volker Walther and 831,985 shares held by Walther Glas GmbH of which Mr. Walther is a majority shareholder. Also includes 58,765 and 12,495 shares of Common Stack which are held in escrow but in respect of which Mr. Walther and Walther Glas GmbH, respectively, retain the power to vote. See "--Escrow Shares."

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

(11) The address of Vertical Financial Holdings Establishment is
     Hombrechtikerstrasse 61, CH-8640 Rapperswil, Switzerland.

(12) Includes (i) 690,152 shares of Common Stock issuable upon exercise of warrants beneficially owned by Vertical and exercisable within 60 days and
     (ii) 1,212 shares of Common Stock which are held in escrow but which Vertical retains the power to vote. See "--Escrow Shares." Excludes an aggregate of 890,151 shares of Common Stock and 890,151 shares of Common Stock issuable upon exercise of warrants held by Behala Anstalt, Lupin Investments Services Ltd. and Henilia Financial Ltd. (the "Vertical Assignees"). Vertical has advised that pursuant to agreements with third party investors in each Vertical Assignee, Vertical owns equity interests in each Vertical Assignee entitling it to varying percentages of the profits resulting from the sale of the shares of Common Stock held by each Vertical Assignee. In addition, Vertical has advised that pursuant to agreements with each Vertical Assignee, each Vertical Assignee has designated as a trustee the same individual (the "Trustee") and has granted to the Trustee voting and dispositive power over the shares of Common Stock held by each Vertical Assignee. Vertical has also advised that it retains the right to appoint or terminate the appointment of the Trustee.

(13) The address of Behala Anstalt is Heiligkreuz 6, PL-9490 Vaduz,
     Liechtenstein.

(14) Includes 296,402 shares of Common Stock issuable upon exercise of warrants beneficially owned by Behala Anstalt and exercisable within 60 days. Also includes 23,712 shares of Common Stock which are held in escrow but in respect of which Behala Anstalt retains the power to vote. See "--Escrow Shares." Vertical has advised that pursuant to an agreement with third party investors in Behala Anstalt, Vertical owns an equity interest in Behala Anstalt entitling it to a percentage of the profits resulting from the sale of the shares of Common Stock held by Behala Anstalt. In addition, Vertical has advised that the Trustee has voting and dispositive power over the shares of Common Stock held by Behala Anstalt, although Vertical retains the right to appoint or terminate the appointment of the Trustee.

(15) The address of Lupin Investments Services Ltd. is P.O. Box 3186, Tortola/BVI, Road Town, Tortola, British Virgin Islands.

(16) Includes 296,402 shares of Common Stock issuable upon exercise of warrants beneficially owned by Lupin Investments Services Ltd. and exercisable within 60 days. Also includes 23,712 shares of Common Stock which are held in escrow but in respect of which Lupin Investments Services Ltd. retains the power to vote. See "--Escrow Shares." Vertical has advised that pursuant to an agreement with third party investors in Lupin Investments Services Ltd., Vertical owns an equity interest in Lupin Investments Services Ltd. entitling it to a percentage of the profits resulting from the sale of the shares of Common Stock held by Lupin Investments Services Ltd. In addition, Vertical has advised that the Trustee has voting and dispositive power over the shares of Common Stock held by Lupin Investments Services Ltd., although Vertical retains the right to appoint or terminate the appointment of the Trustee.

(17) The address of Henilia Financial Ltd. is 35A Regent Street, Belize City, Belize.

(18) Includes 297,347 shares of Common Stock issuable upon exercise of warrants beneficially owned by Henilia Financial Ltd. and exercisable within 60 days. Also includes 23,788 shares of Common Stock which are held in escrow but in respect of which Henilia Financial Ltd. retains the power to vote. See "--Escrow Shares." Vertical has advised that pursuant to an agreement with third party investors in Henilia Financial Ltd., Vertical owns an equity interest in Henilia Financial Ltd. entitling it to a percentage of the profits resulting from the sale of the shares of Common Stock held by Henilia Financial Ltd. In addition, Vertical has advised that the Trustee has voting and dispositive power over the shares of Common

     Stock held by Henilia Financial Ltd., although Vertical retains the right to appoint or terminate the appointment of the Trustee.

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

(20) Includes 398,864 shares of Common Stock issuable upon exercise of Shareholder Warrants beneficially owned by Klaus-Dirk Sippel and exercisable within 60 days. Also includes 56,565 shares of Common Stock which are held in escrow but in respect of which Mr. Sippel retains the power to vote. See "--Escrow Shares."

(21) Richard Suter's address is Lendikerstrasse 25, CH-8484 Weisslingen, Switzerland.

(22) Includes 198,864 shares of Common Stock issuable upon exercise of Shareholder Warrants beneficially owned by Richard Suter and exercisable within 60 days. Also includes 45,815 shares of Common Stock which are held in escrow but in respect of which .Mr. Suter retains the power to vote. See "--Escrow Shares."

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

       (ii) 166,095 Escrow Shares; (or, if the conditions set forth in (i) above was not met, 332,190 Escrow Shares) shall be released, if, for the fiscal year ending December 31, 1998, the Minimum Revenues equals or exceeds $8.0 million;

       (iii) 166,095 Escrow Shares (or, if the conditions set forth in either
(i) or (ii) were not met, the remaining Escrow Shares) shall be released if, for the fiscal year ending December 31,1999, the Minimum Revenues equals or exceeds $12.0 million and the Company's income before provision for taxes (the "Minimum Pretax Income") equals or exceeds $1.0 million; and

       (iv) all of the Escrow Shares will be released from escrow if one or more of the following conditions is/are met:

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

       Any money, securities, rights or property distributed in respect of the Escrow Shares shall be received by the escrow agent, including any property distributed as dividends or pursuant to any stock split, merger, recapitalization, dissolution or total or partial liquidation of the Company (the "Escrow Property"). On March 31, 2000, any remaining Escrow Shares, as well as any dividends or other distributions made with respect thereto, will be canceled and contributed to the capital of the Company. The Company expects that the release of the Escrow Shares to officers, directors, employees and consultants of the Company will be deemed compensatory and, accordingly, will result in a substantial charge to operations, which would equal the then fair market value of such shares. Such charges could substantially increase the loss or reduce or eliminate the Company's net income for financial reporting purposes for the period during which such shares are, or become probable of being, released from escrow. Although the amount of compensation expense recognized by the Company will not affect the Company's total stockholder's equity, it may have a negative effect on the market price of the Common Stock. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations."

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


                                                 IAT MULTIMEDIA, INC.

                                                 By: /s/ Jacob Agam
                                                    ------------------------
                                                         Jacob Agam
                                                          Chairman




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                     Title                                        Date
     ---------                     -----                                        ----
 /s/ Jacob Agam             Chairman of the Board                       December 3, 1998
------------------------    and Chief Executive Officer
Jacob Agam                  (principal executive officer)

/s/ Klaus Grissemann        Chief Financial Officer                     December 3, 1998
------------------------    and Director
Klaus Grissemann            (principal financial officer)

/s/ Robert Weiss            Director                                    December 3, 1998
------------------------
Robert Weiss


/s/ Viktor Vogt             Director                                    December 3, 1998
------------------------
Viktor Vogt

                            Director                                    December   , 1998
------------------------
Volker Walther

/s/ Erich Weber             Director                                    December 3, 1998
-------------------------
Erich Weber