Form 10-K
period 1998-12-31
IAT MULTIMEDIA INC
filed 1999-03-31
CIK 1029443

==============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         (Mark One)

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM _________  TO _________

                          Commission File No. 000-22101

                              IAT MULTIMEDIA, INC.
                              --------------------
             (Exact Name of Registrant as Specified in Its Charter)


                     DELAWARE                               13-3920210
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

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $0.01 PAR VALUE

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the close of business on March 29, 1999 was approximately $34,934,047.

      As of March 29, 1999, 9,809,132 shares of the registrant's Common Stock, $0.01 par value (excluding treasury shares), were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

      See Part III hereof with respect to incorporation by reference from the registrant's definitive proxy statement for the fiscal year ended December 31, 1998 to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and the Exhibit Index hereto.

==============================================================================

                                     PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This Form 10-K contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may," "expects," "believes," "anticipates," "intends," "projects," or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-K to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Risk Factors" and elsewhere in, or incorporated by reference into this Form 10-K. These factors include the following: we have experienced significant operating losses, changed our principal business and we cannot predict whether we will become profitable; our operating results will be adversely affected by charges from acquisitions; our strategy of acquiring other companies for growth may not succeed; we need additional funds for future acquisitions; our substantial debt reduces cash available for our business, may adversely affect our ability to obtain additional funds and increase our vulnerability to economic or business downturns; we face intense competition in the German PC industry; risks relating to foreign operations and other risks.

ITEM 1. BUSINESS

      (a)  General Development of Business

      We market high-performance personal computers in Germany assembled according to customer specifications and sold under the trade name "Trinology." We also sell components, peripherals and software for PCs.

During the year ended December 31, 1998, we:

o completed a reorganization by transferring substantially all of the assets and liabilities and the businesses of one of our German subsidiaries and our Swiss subsidiary to two newly formed entities in which we own a minority interest;

o licensed our visual communications technology to one of the newly formed entities, Algo Vision Schweiz; and

o acquired Columbus Computer Handels-und Vertriebs GmbH & Co. KG and Columbus Computer Handels-und Vertriebs-Verwaltungs GmbH, a distributor of PC components, peripherals and software in Germany.

As a result of these transactions and our acquisition of FSE Computer-Handel GmbH & Co. KG, in November 1997, substantially all of our revenues are now generated from the sale and distribution of PCs and PC components, peripherals and software in Germany.

         We were incorporated in Delaware in September 1996. Our address is Geschaftshaus Wasserschloss, Aarestrasse 17, CH-5300, Vogelsang-Turgi, Switzerland and our telephone number is (011) (41) (56) 223-5022. Unless the context otherwise requires, "we" or "IAT Multimedia" refers to IAT Multimedia, Inc., the Delaware corporation, and our subsidiaries. These subsidiaries are:

      o FSE Computer-Handel GmbH & Co. KG, a German limited partnership of which we own 80% of the partnership interests, and FSE Computer-Handel Verwaltungs GmbH, a German corporation of which we own 100% of the stock. FSE markets high performance PCs in Germany; and

      o the following subsidiaries of which we own 100% of the stock or partnership interests:

          o Columbus Computer Handels-und Vertriebs GmbH & Co. KG, a German limited partnership and Columbus Computer Handels-und Vertriebs-Verwaltungs GmbH, a German general partnership. Columbus distributes PC components, peripherals and software in Germany;

          o IAT AG, a Swiss corporation, which owns our visual communications technology proprietary rights; and

          o IAT Deutschland GmbH Interaktive Medien Systeme, a German corporation, which is a non-operating subsidiary.

      (b)      Financial Information about Industry Segments

               We operate in only one business segment.

      (c)      Narrative Description of Business

GENERAL

      We market high-performance personal computers in Germany assembled according to customer specifications and sold under the trade name "Trinology." We also sell components, peripherals and software for PCs. Our product line includes:

      o  high-performance IBM-compatible desktop PCs;
      o components, such as motherboards, hard disks, graphic cards and plug-in cards; and
      o  peripherals, such as printers, monitors and cabinets.

Our clients include:

      o corporate customers, such as industrial, pharmaceutical, service and trade companies;
      o  the military;
      o  value-added resellers; and
      o  retail computer stores.

Our products are marketed directly through our internal sales force to dealers and end-users. We also maintain two retail showrooms and a mail-order department.

      We work directly with a wide range of suppliers to evaluate the latest developments in related technology and engage in extensive testing to optimize the compatibility and speed of the components which are sold and integrated into our Trinology PCs. Components and peripherals used in Trinology PCs and sold by us are manufactured by companies such as:

      o  Actebis Computer Handels GmbH;
      o  Peacock AG;
      o  CTX Computer GmbH;
      o  Ingram Micro GmbH;
      o  Iiyama;
      o  Asus Computer GmbH; and
      o  Matrox Electronic Systems.

We offer a comprehensive service and support program to our customers. Our Trinology PCs, components and peripherals come with warranties ranging from one to three years. We also maintain a free service hotline providing operational and technical support and a "support mailbox" for our customers, through which customers may send inquiries to technical support personnel via computer.

      We also receive limited license fees and royalty payments from the sale of products incorporating our visual communications technology manufactured by Algo Vision Schweiz, a non-exclusive licensee of our visual communications technology. We intend to offer products manufactured by Algo Vision Schweiz incorporating our visual communications technology in our Trinology PCs and as additional product lines.

INDUSTRY BACKGROUND

      During the past decade, significant advances in computer technology have led to the development of smaller, more powerful PCs available to the public at progressively lower prices. These developments have stimulated rapid growth in the demand for PC products, including components and peripherals. Growth has been particularly strong in international markets in recent years. According to Dataquest, approximately 5.6 million PCs were sold in Germany in 1998 and more than 6 million PCs are expected to be sold in Germany in 1999. According to the German market research company GfK, a majority of all PCs are purchased by distributors and not directly from the manufacturers.

      Historically, internal sales forces and retail computer dealers were the primary source of purchasing information and support for computer buyers. However, as the PC market has matured it has become more segmented. Customers are now offered distribution channels more closely tailored to their specific needs. Users who require high-quality and high-performance PCs that are capable of performing complex functions may purchase computers, components and peripherals directly from manufacturers who can customize a PC to the customer's needs as well as provide system design services and specialized software.

PRODUCTS

      We market high-performance personal computers in Germany assembled according to customer specifications and sold under the trade name "Trinology." We also sell components, peripherals and software for PCs. Our product line includes:

      o  high-performance IBM-compatible desktop PCs;
      o components, such as motherboards, hard disks, graphic cards and plug-in cards;
      o  peripherals, such as printers, monitors and cabinets; and
      o  software, such as operating systems and office software.

      We believe that Trinology computers have a reputation in Germany for high quality and performance. We do not develop or manufacture components, peripherals or software which are purchased from suppliers and integrated into our PCs or sold separately. We work directly with a wide range of suppliers to evaluate the latest developments in related technology and engage in extensive testing to optimize the compatibility and speed of the components which are sold and integrated into our Trinology PCs. We believe that our extensive testing and selection gives Trinology PCs an advantage over PCs built by our competitors. We believe that our volume of component and peripheral purchases, for both our component and peripheral business and our PC business, and our extensive testing of components and peripherals enable us to remain well-informed about new developments in the PC industry and to obtain attractive volume pricing. See "-- Suppliers and Production."

      Our sale of customized high-quality PCs and high performance components and peripherals in the upper price and performance categories is a customer-focused business which promotes direct, comprehensive customer relationships, and service and support programs tailored to customer needs. Information received directly from our customers is the most significant factor in our determination to develop a newer line of Trinology PCs providing new technology and features. Customers for Trinology PCs are typically users who need systems with a high processing speed and high reliability for use in professional applications. In 1998, substantially all of our clients were primarily from the industrial and trade sectors, service industries, the military and computer resellers, which comprise both wholesalers and retailers. Our relationship with these customers often begins prior to a customer's purchase. We work with each customer to plan a strategy to meet that customer's current and future technological needs prior to assembling the customer's Trinology PCs.

      In the component and peripheral market we sell memory chips, processors, motherboards, diskdrives, monitors, packaged software, cabinets, graphic and multimedia controllers, modems and networking components. We intend to offer products manufactured by Algo Vision Schweiz incorporating our visual communications technology in our Trinology PCs and as additional product lines.

      We offer a comprehensive service and support program to our customers. Our Trinology PCs, components and peripherals come with warranties ranging from one to three years. We also maintain a free service hotline providing operational and technical support and a "support mailbox" for our customers, through which customers may send inquiries to technical support personnel via computer. Our objective is to provide repairs or replacement of defective PCs, components and peripherals within 36 hours.

Customers and Marketing

      Our customers include:

      o corporate customers, such as industrial, pharmaceutical, service and trade companies;
      o  the military;
      o  value-added resellers; and
      o  retail computer stores.

      These customers are located primarily in Germany. Components and peripherals are primarily marketed and sold to value added resellers, retailers and end-users. None of our customers accounted for more than 10% of our revenues in 1998.

      We market our products to our customers through:

      o  our internal sales staff;
      o  our mail order department;
      o  our website;
      o  our two showrooms located in Kaiserslautern and Pirmasens, Germany;
      o  advertisements in trade journals;
      o  weekly fax messages to approximately 3,000 dealers;
      o  industry trade fairs; and
      o  dealer days, during which dealers may view our new product lines.

      We also appear in reports in trade journals and general distributions of news items. We believe that these appearances highlight us and increases our visibility and the marketability of our products. We provide our customers with knowledgeable sales assistance, custom configuration and service and support. We believe that our marketing and distribution system provides the following advantages over traditional retail channels:

      o we gain access to end-users without having to compete for limited shelf space at traditional retail outlets;
      o we reduce obsolescence risk and delays in introducing new PCs because we do not need to support an extensive pipeline of dealer inventory;
      o we have direct customer contact which allows us to maintain, monitor and update a database of information about customers and their current and future product service needs; and
      o we use our customer service contact and our direct customer contact to shape future product offerings as well as post-sale service and support.

We currently maintain a customer database of approximately 9,000 customers and approximately 70% of our sales of PCs in 1998 were to repeat customers.

SUPPLIERS AND PRODUCTION

      Components and peripherals used in Trinology PCs and sold by us are manufactured by companies in Germany, the United States and Asia such as:

      o  Actebis Computer Handels GmbH;
      o  Peacock AG;
      o  CTX Computer GmbH;
      o  Ingram Micro GmbH;
      o  Iiyama;
      o  Asus Computer GmbH; and
      o  Matrox Electronic Systems.

      In most cases, we acquire these components and peripherals through manufacturers and primary distributors. We do not maintain any long-term contracts with these suppliers and believe that suitable alternative suppliers are available for each of our existing suppliers. The availability of such PC components and peripherals is affected by factors such as world-wide demand for components and peripherals, seasonal reductions in business activities and political and economic downturns in the countries in which such suppliers are located. We work directly with a wide range of suppliers and manufacturers to evaluate the latest developments in PC-related technology. Prior to distributing our products, we test and optimize the compatibility and speed of the components which we sell and which are integrated into our Trinology PCs.

      The assembly process for our Trinology PCs is designed to provide custom-configured products to our customers, and includes assembling components, loading software and performing quality control tests. We assemble approximately 20% of our Trinology PCs in house and rely on outside assemblers for the rest of our production. Our production team performs quality control tests on each PC, and the quality department inspects samples of all completed Trinology PCs to ensure that quality specifications have been met. Once completed, each PC is shipped ready for use with the requested software applications already installed. We believe that we can increase our level of production without materially increasing our fixed costs although labor and other variable costs would increase. We are examining alternate methods of increasing production, including additional out-sourcing. We intend to incorporate products manufactured by Algo Vision Schweiz using our visual communications technology into our PCs and intend to use our sales force to market products to VARs and retail customers.

COMPETITION

      The German PC industry is highly competitive, especially with respect to pricing and the introduction of new products and features. We compete with our competitors primarily on the basis of adding new performance features without corresponding price increases. We may not be able to continue to compete successfully by:

      o  introducing products or performance features on a timely basis; or

      o adding new features to our products without corresponding increases in prices.

      Furthermore, in recent years we and many of our competitors have regularly lowered prices, and we expect these pricing pressures to continue. If these pricing pressures are not mitigated by increases in volume, cost reductions or changes in product mix, our revenues and profits could be substantially reduced. As compared to us, many of our competitors have:

      o  significantly longer operating histories;

      o significantly greater managerial, financial, marketing, technical and other competitive resources; and

      o  greater name recognition.

      As a result, our competitors may be able to:

      o adapt more quickly to new or emerging technologies and changes in customer requirements;

      o devote greater resources to the promotion and sale of their products and services; and

      o  respond more effectively to pricing pressures.

These factors could materially adversely affect our operations and financial condition. We also compete with other PC direct marketers as well as with PC manufacturers that market their products in distribution channels in which we have not participated. We cannot predict whether we will be able to compete successfully with existing or new competitors. In addition, competition could increase if:

      o  new companies enter the market;

      o  existing competitors expand their service offerings; or

      o  we expand into new markets.

      An increase in competition could result in material price reductions or loss of our market share and could materially adversely affect our operations and financial condition.

RESTRUCTURING AND RECENT TRANSACTIONS

      German and Swiss Restructuring

      In addition to marketing and selling PCs, components, peripherals and software, we have developed customizable proprietary visual communications technology. This technology is designed to enable users to participate in real time, multi-point video conferencing and providing improved features and functionality over competing technology. This technology includes wavelet data compression and decompression technology which permits high-speed exchange of compressed electronic images across a variety of networks. In addition to videoconferencing, this visual communications technology has many applications, including simultaneous document sharing to optimize travel plans, video broadcasting for live educational presentations, kiosk systems and electronic commerce with video.

      In March 1998, we transferred substantially all of the assets and the liabilities (other than intercompany accounts) of one of our majority-owned German subsidiaries, IAT Germany, into a newly formed German company, Communication Systems. Communication Systems changed its name to Algo

Vision Systems in February 1999. IAT Germany had provided our research and development and also was responsible for sales and marketing in Germany of our visual communications technology. The core business of Algo Vision Systems involves systems, system kits, and software system solutions for visual communications, and focuses on tele-medicine and industrial solutions (tele-service). We own a 15% interest in Algo Vision Systems. The transfer was effective as of January 1, 1998.

      In March 1998, we transferred certain of the assets and liabilities of IAT AG, other than among other assets and liabilties, our intellectual property and the ownership interests in IAT Germany, to Swiss Newco, a newly formed Swiss corporation. IAT AG owns our visual communications technology. Swiss Newco changed its name to Algo Vision Schweiz in February 1999. We own a 15% interest of Algo Vision Schweiz. The transfer was effective as of January 1, 1998.

      In connection with this restructuring, we granted Algo Vision Schweiz a non-exclusive five-year license to use our intellectual property for multimedia and compression/decompression applications. We maintained ownership of all our intellectual property developed for our multimedia and compression/ decompression hardware and software products. Algo Vision Schweiz has the right to grant sublicenses to Algo Vision Systems and other affiliates. The royalties payable to us vary between 10% and 20% of the sales price of the software sold. To date, we have generated only limited revenues, although we may derive additional future revenue through license and royalty fees in the event of sales of products incorporating this technology. Algo Vision Schweiz has a five-year option to purchase a 50% co-ownership of our intellectual property for $1 million. Upon the exercise of such option, the royalty paid by Algo Vision Schweiz to us would be cut in half and we will pay Algo Vision Schweiz half of the royalties received by us from third-parties. In addition, Algo Vision Schweiz will have the right to grant sub-licenses to third-parties or transfer the license or co-ownership interest, in each case subject to our consent.

      We are currently in discussions with Algo Vision Systems and Algo Vision Schweiz relating to our potential sale to these entities of:

      o  our 15% equity interest in each of these entities; and

      o  our visual communications intellectual property rights.

Our discussions propose that in exchange for our sale of these assets, we would receive:

      o  cash;

      o an equity interest in a new entity which will continue the operations of Algo Vision Systems and Algo Vision Schweiz; and

      o reduced royalty and license fees for a period of time following such sale.

These negotiations are ongoing and the terms of any proposed transaction have not been finalized. We cannot predict whether this proposed transaction will be consummated on terms favorable to us or at all.

      We are dependent upon our minority-owned subsidiaries (or other licensees, if any) to produce products incorporating our technology. In addition, we are dependent on our minority-owned subsidiaries (or other, licensees, if any) for continued research and development to keep our technology current and to customize the technology. There can be no assurance that our minority-owned subsidiaries (or other licensees, if any) will be able to successfully produce and sell products incorporating our technology or that they will be able to successfully continue to develop our technology.

Columbus Acquisition

      In November 1998, we acquired, effective as of October 31, 1998, Columbus Computer Handels-und Vertriebs GmbH & Co. KG and Columbus Computer Handels-und Vertriebs-Verwaltungs GmbH, the general partner of Columbus. The aggregate purchase price was $2,588,060, comprised of approximately $1.7 million in cash, the issuance of 98,622 shares of our common stock valued at the time of issuance at approximately $760,000, $140,000 of acquisition costs and the assumption of liabilities of $ $2,041,183. In the event the price of our common stock is less than $7.64 per share at the time of sale of the shares issued in the acquisition, we will be required to issue up to an additional 17,296 shares of our common stock. In connection with the transaction, we made a working capital loan of approximately $660,000 to Columbus. Pursuant to the agreement, Axel Hundt, the founder and former owner of Columbus, entered into a two-year employment contract.

      In connection with the Columbus acquisition we consolidated a portion of our existing peripherals business into that of Columbus. FSE will concentrate primarily on the production and marketing of its high-performance built-to-order PCs and Columbus will focus primarily on the distribution of components and peripherals. As part of this consolidation and in order to reduce expenses, we terminated approximately 20 FSE employees, including Dr. Simmet, the former general manager of FSE who resigned, effective as of December 31, 1998.

PURCHASE AGREEMENT

      In connection the FSE acquisition in November 1997, Dr. Alfred Simmet, the owner and the former general manager of FSE, guaranteed to refund a portion of the purchase price paid by us for FSE if the earnings before interest, income taxes, depreciation and amortization (EBITDA) of FSE for the fiscal year ended December 31, 1998 did not reach certain targets. The EBITDA of FSE for the fiscal year ended December 31, 1998 did not reach such targets and as a result Dr. Simmet owed us approximately $1.5 million. Approximately $920,000 of this amount was reduced by amounts owed by us to Dr. Simmet. The remaining approximately $580,000 is owed by Dr. Simmet to us. In February 1999, we entered into a purchase agreement with Dr. Simmet under which Dr. Simmet agreed to pay us the $1.5 million and we agreed to purchase Dr. Simmet's remaining 20% interest in FSE by December 31, 2000. The purchase price for a portion of the FSE shares will be based upon the operating results of FSE for the fiscal year ending December 31, 1999 and the purchase price for the remaining shares of FSE will be based upon the operating results of FSE for the fiscal year ending December 31, 2000. The $580,000 owed to us by Dr. Simmet will be credited towards the purchase price for the FSE shares which we will purchase from Dr. Simmet. If the purchase price for the FSE shares is less than $580,000 then Dr. Simmet will pay us the difference between $580,000 and the purchase price for the FSE shares. If the purchase price for the FSE shares is greater than $580,000 then we will pay Dr. Simmet the difference between the purchase price for the FSE shares and $580,000.

INTELLECTUAL PROPERTY

      We do not have, and do not rely upon, patentable technology with respect to the sale of Trinology PCs, components, peripherals or software. We have trade secrets regarding our component evaluation, assembly procedures, marketing and other areas. In addition, we believe Trinology, which is a non-registered trademark, is important to our businesses and we intend to vigorously protect this trademark. However, there can be no assurance that patents or trademarks will be granted or, if granted, that such patents, trademarks or copyright will provide protection against infringement. There can be no assurance that the steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of our technology or independent development by others of similar technology. In Germany, our patent registration on our wavelet algorithms is pending and we have a copyright on the program listing of our wavelet algorithm. We have licensed these rights to Algo Vision Schweiz.

      Substantially all of our revenues, on a pro forma basis for the FSE and Columbus acquisitions, in the years ended December 31, 1996, 1997 and 1998 were generated from operations located in Germany and Switzerland. We believe that regardless of differences in legal systems in Germany and Switzerland, we enjoy substantially equivalent protection for our proprietary rights as we would in the United States. However, the laws of some foreign countries where we may in the future sell our products may not protect our proprietary rights to the same extent as do laws in the United States and, we believe, Germany and Switzerland. The protections afforded by the laws of such countries may not be adequate to protect our intellectual property rights. Our inability to protect our proprietary rights could materially adversely affect our operations and financial condition. Litigation may be necessary to:

      o  enforce our intellectual property rights;

      o  protect our trade secrets; and

      o  determine the scope and validity of such intellectual property rights.

Any such litigation, whether or not successful, could result in substantial costs and diversion of resources and could materially adversely affect our operations and financial condition.

      We may receive notice of claims of infringement of other parties' proprietary rights. Such actions could result in litigation and we could incur significant costs and diversion of resources in defending such claims. The party making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief. Such relief could effectively block our ability to make, use, sell, distribute or market our products and services in such jurisdiction. We may also be required to seek licenses to such intellectual property. We cannot predict, however, whether such licenses would be available or, if available, that such licenses could be obtained on terms that are commercially reasonable and acceptable to us. The failure to obtain the necessary licenses or other rights could preclude the sale, manufacture or distribution of our products and could materially adversely affect our operations and financial condition.

EMPLOYEES

      As of February 28, 1999, we had 47 full-time employees and nine part-time employees. Except for four of our employees located in Pirmasens, Germany who are members of a labor union, none of our employees is party to any collective bargaining agreements or labor unions. We have not experienced any work stoppages and believe that our relations with our employees are good. In addition, Algo Vision Schweiz provides administrative services, office space and related services to us for a cost of $100,000 per annum. The cost of such services are deducted from amounts owed by Algo Vision Schweiz to us in connection with the loans made in our reorganization.

CURRENCY TRANSLATION

      In this 10-K, references to "U.S. Dollars" or "$" are to United States currency, and references to "Deutsche Mark" or "DM" and "Swiss Franc" or "SF" are to German and Swiss currency, respectively. We have presented our consolidated financial statements in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") in U.S. Dollars. Amounts originally measured in Deutsche Mark and Swiss Franc for all periods presented have been translated into U.S. Dollars under the methodology set forth in Statement of Financial Accounting Standards No. 52. For the convenience of the reader, this 10-K contains translations of certain Deutsche Mark or Swiss Franc amounts into U.S. Dollars which should not be construed as a representation that such Deutsche Mark or Swiss Franc amounts actually represent such U.S. Dollar amounts or could be, or could have been, converted into U.S. Dollars at the rates indicated or at any other rate. This rate may differ from the actual rates in effect during the periods covered by the financial information discussed herein.

ENFORCEMENT OF CIVIL LIABILITIES

      We are organized under the laws of the State of Delaware. Investors in our common stock will be able to effect service of process on us in the United States. However, we are primarily a holding company which holds stock in entities in Switzerland and Germany and all or a substantial portion of our assets are located outside the United States. In addition, all of our six directors and all of our executive officers are residents of foreign countries and all or a substantial portion of the assets of such directors and officers are located outside of the United States. As a result, it may not be possible for investors to effect service of process upon our directors and officers or enforce judgments of U.S. courts predicated upon the civil liability provisions of U.S. laws against our directors' and officers' assets.

      We have been advised that there is doubt as to the enforceability in Switzerland of judgments of U.S. courts and in Germany in original actions for enforcement of judgments of U.S. courts of civil liabilities predicted solely upon the laws of the United States, in each case against our subsidiaries and against our shareholders, directors, officers and employees who are domiciled in Switzerland and Germany. In addition, awards of punitive damages in actions brought in the United States or elsewhere may be unenforceable in Switzerland and in Germany. The market price of our common stock may be affected by the difficulty for investors to enforce judgments of U.S. courts.

ITEM 2.  PROPERTIES

      We:

      o sublease a portion of approximately 4,600 square feet of office space in New York, New York from an affiliate of our Chairman and Chief Executive Officer. This lease terminates in January 2002 and has annual rental cost of $100,000, which amount includes administrative and office services; and

      o approximately 37,500 square feet of office, showroom, assembly and warehouse space in Pirmasens, Kaiserslautern and Erding Germany. These leases terminate between December 2001 and December 2003 and have an aggregate annual rental cost of approximately $150,000. The rent on our lease in Pirmasens is subject to the condition that we continue to employ at least 35 Pirmasens residents.

      We believe that these facilities are suitable for our current and anticipated need. We believe that, if necessary, we can obtain additional leased space and renew our existing leases at similar rates. In the event we are unable to renew our lease in Pirmasens, we would not be able to lease space in Pirmasens at similar rates. While we do not believe that these spaces are material to our operations, finding alternative space at market rates could have an adverse impact on our results of operations.

ITEM 3. LEGAL PROCEEDINGS

      We may be involved from time to time in litigation incidental to our business, although no legal proceedings are currently pending against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At an annual stockholders meeting held on November 16, 1998, the following matters were approved:

      o  election of six directors;

      o approval and ratification of the appointment of Rothstein, Kass & Company, P.C. as independent auditors for the fiscal year ending December 31, 1998;

      o approval and ratification of an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of stock to 60 million, of which 10 million shares are preferred stock and 50 million shares are common stock and to eliminate our Series A preferred stock; and

      o approval and ratification of an amendment to our bylaws to reduce the percentage of outstanding shares required to constitute a quorum at a meeting of stockholders to one-third of the outstanding shares.

The respective vote tabulations are detailed below:

Proposal 1                      For                Withhold
----------                      ---                --------

Jacob Agam                      5,921,762          1,190
Klaus Grissemann                5,921,762          1,190
Dr. Viktor Vogt                 5,921,762          1,190
Volker Walther                  5,921,762          1,190
Dr. Erich Weber                 5,921,762          1,190
Robert Weiss                    5,921,762          1,190

Proposal 2                      For                Against           Abstain
----------                      ---                -------           -------

Appointment of Rothstein,       5,983,037          1,300             2,490
Kass & Company, P.C.

Proposal 3                      For                Against           Abstain
----------                      ---                -------           -------

Amendment to our                5,148,895          27,406            1,790
Amended and Restated
Certificate of Incorporation

Proposal 4                      For                Against           Abstain
----------                      ---                -------           -------

Amendment to our                4,963,165          203,136           11,790
Bylaws

EXECUTIVE OFFICERS

      The following table sets forth the names and positions of our executive officers:

          Name                 Age         Current Position with the Company
------------------------   ----------   ---------------------------------------
Jacob Agam..............       43       Chairman of the Board and Chief
                                        Executive Officer
Klaus Grissemann........       55       Chief Financial Officer
Nicolaas Hildebrand.....       49       Chief Operating Officer

         JACOB AGAM has served as our Co-Chairman of the Board since our organization in October 1996 and became the sole Chairman and the Chief Executive Officer in April 1998. Mr. Agam is a founder and Chairman of Orida, a merchant banking and venture capital firm, and has been the Chairman of Vertical, a principal stockholder of IAT Multimedia, since 1995. Mr. Agam, in his capacity as Chairman of Orida, spends a portion of his business time providing services to companies other than IAT Multimedia. Orida provides services for Vertical pursuant to an agreement between Orida and Vertical. Mr. Agam received a law degree from Tel Aviv University in 1984 and an LLM degree in Securities and Corporate Finance from the University of Pennsylvania in 1986.

         KLAUS GRISSEMANN has served as our Chief Financial Officer since our organization in October 1996 and has served as a director since December 1996. Mr. Grissemann joined IAT AG, a subsidiary of IAT Multimedia, in 1989 as Chief Financial Officer and has served as a director of IAT AG since 1993. From 1979 until 1988, Mr. Grissemann was Chief Financial Officer of Jaeger Le Coultre AG, a Swiss watch manufacturer. Mr. Grissemann graduated from Kantonale Handelsschule business school in Zurich.

         NICOLAAS HILDEBRAND has served as our Chief Operating Officer since February 1999. Prior to joining IAT Multimedia, Mr. Hildebrand served as the Managing Director of Asys Holding. Prior to joining Asys in July 1996, Mr. Hildebrand served as the General Manager, Central Europe for Compuware from May 1994 until September 1995 and Director of Marketing and Research and Development for Wang Europe from January 1987 until February 1994.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock began trading on the Nasdaq National Market on March 26, 1997 and is quoted for trading under the symbol "IATA." Prior to that date, there was no public market for our common stock. Our common stock also trades on the Freiverkehr in Frankfurt, Berlin, Stuttgart and Dusseldorf, Germany. We also intend to apply for listing of our common stock on the Neuer Market in Frankfurt, Germany. The following table sets forth the range of high and low sales price per share for our common stock on the Nasdaq National Market for the periods indicated.


FISCAL YEAR ENDED DECEMBER 31, 1998:                   HIGH        LOW
October 1, 1998 through December 31, 1998             $6-3/4     $3-9/16
July 1, 1998 through September 30, 1998               11-3/4     4-3/16
April 1, 1998 through June 30, 1998                   12-5/8     4-3/16
January 1, 1998 through March 31, 1998                6-9/16      4-1/8
FISCAL YEAR ENDED DECEMBER 31, 1997:
October 1, 1997 through December 31, 1997              7-3/8      6-1/8
July 1, 1997 through September 30, 1997                6-3/4        4
April 1, 1997 through June 30, 1997                    7-3/4        6
March 26, 1997 through March 31, 1997                  8-7/8      8-1/2

         On March 29, 1999, the closing price of our common stock on the Nasdaq National Market was $5.50 per share. As of March 29, 1999, there were approximately 51 record holders and we believe that the number of beneficial owners of our common stock exceeds 700.

DIVIDEND POLICY

         We have never paid cash dividends on our common stock and do not anticipate or intend paying cash dividends in the foreseeable future on our common stock.

CHANGES IN SECURITIES AND USE OF PROCEEDS

         The shares of our common stock issued in our initial public offering were registered under a registration statement on Form S-1 (file No. 333-18529) which became effective on March 26, 1997.

         During the three months ended December 31, 1998, we used approximately $1,408,000of the net proceeds from our initial public offering. Of this amount we paid approximately $1,080,000 for the Columbus acquisition, net of cash acquired, and approximately $328,000 for working capital and general corporate purposes. As of December 31, 1998, approximately $1,836,000 of the proceeds from our initial public offering remains unused.


         We did not issue any equity securities during the quarter ended December 31, 1998 which were not registered under the Securities Act of 1933, as amended, except that in November 1998, in connection with the Columbus acquisition, we issued 98,622 shares of our common stock. In January 1999, we exchanged 198,255 shares of our common stock for 2,000 shares of our Series B preferred stock.

         The above transactions were private transactions not involving a public offering and were exempt from the registration provisions of the Securities Act of 1933 under Section 4(2) or Regulation D of the Securities Act. The sale of such securities was without the use of an underwriter, and the certificates for the shares contain a restrictive legend permitting the transfer of such securities only upon registration of the shares or an exemption under the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                Year ended December 31,
                                                     ------------------------------------------------------------------------------
                                                                   (in thousands, except share and per share data)
                                                         1994             1995           1996            1997            1998
                                                     ---------------    ------------   ------------    ------------   -------------
STATEMENT OF OPERATIONS DATA:
Net sales                                                   $ 1,053         $ 1,510        $ 1,193         $ 5,880         $38,340
Cost of  sales                                                  700             968            811           5,167          35,465
                                                     ===============    ============   ============    ============   =============
Gross margin                                                    353             542            382             713           2,875
                                                     ---------------    ------------   ------------    ------------   -------------

OPERATING EXPENSES:

Research and development costs                                2,269           2,531          2,729           2,523
Less participations received                                 (2,207)           (868)          (398)            (97)
                                                     ---------------    ------------   ------------    ------------   -------------

Research and development expenses,net                            62           1,663          2,331           2,426
Selling, general and administrative expenses                  1,538           2,640          2,957           5,436           4,933
                                                     ===============    ============   ============    ============   =============
                                                              1,600           4,303          5,288           7,862           4,933
                                                     ---------------    ------------   ------------    ------------   -------------

Operating loss                                             $ (1,247)       $ (3,761)      $ (4,906)       $ (7,149)        $(2,058)
                                                     ===============    ============   ============    ============   =============

Net loss                                                   $ (1,335)       $ (3,730)      $ (5,108)       $ (6,894)        $(1,743)
                                                     ===============    ============   ============    ============   =============

Basic and diluted loss per common share                     $ (0.33)        $ (0.77)       $ (0.89)        $ (0.84)        $ (0.19)
                                                     ===============    ============   ============    ============   =============

Weighted average number of shares of Common
Stock outstanding                                             4,002           4,839          5,752           8,261           9,327
                                                     ===============    ============   ============    ============   =============



Earnings before interest, income taxes,
  depreciation and amortization                            $ (1,058)       $ (3,407)      $ (4,665)       $ (6,687)        $(1,356)
                                                     ===============    ============   ============    ============   =============

------------
(1) Earnings before interest, income taxes, depreciation and amortization should not be considered an alternative to operating income, net income, cash flows or any other measure of performance as determined in accordance with generally accepted accounting principles, as an indicator of operating performance or as a measure of liquidity.

                                                                                  As of December 31,
                                                     ---------------    ------------   ------------    ------------   -------------
                                                                                    (in thousands)
BALANCE SHEET DATA                                        1994             1995           1996            1997            1998
                                                     ---------------    ------------   ------------    ------------   -------------
Current assets                                              $ 1,308         $ 1,489        $ 1,204        $ 12,513         $10,686
Working capital (deficiency)                                   (865)         (1,106)        (2,728)          4,123           6,884
Total assets                                                  1,771           2,056          2,216          16,660          16,864
Current liabilities                                           2,173           2,595          3,932           8,390           3,802
Loans payable - stockholders, net of current portion            336             349            964
Total liabilities                                             2,509           2,944          4,896           8,564           6,802
Series A Preferred Stock                                                                     1,400
Accumulated deficit                                           3,455           7,185         12,293          19,239          20,982
Stockholders equity (deficiency)                               (738)           (888)        (4,080)          8,096           9,990

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of our historical consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the Notes to such financial statements included elsewhere in this Form 10-K.

OVERVIEW

         We were formed in September 1996 as a holding company for the existing business of IAT AG and IAT Germany, which were engaged in developing products for the visual communications industry. In November 1997, we acquired 100% of the shares of capital stock of the general partner of FSE and 80% of the outstanding limited partnership interests of FSE. Effective October 31, 1998, we acquired 100% of the shares of capital stock of the general partner of Columbus and all of the outstanding limited partnership interests of Columbus.

         Through FSE and Columbus, we market in Germany high-performance PCs assembled according to customer specifications and sold under the trade name "Trinology," as well as components, software and peripherals for PCs. Our product line includes high-performance IBM-compatible desktop PCs as well as components, such as motherboards, hard disks, graphic cards and plug-in cards, peripherals, such as printers, monitors and cabinets, and software. Our clients are corporate customers, including industrial, pharmaceutical, service and trade companies, the military and value added resellers. We market our products directly through our internal sales force to dealers and end-users and also maintain two retail showrooms and a mail-order department. We work directly with a wide range of suppliers to evaluate the latest developments in PC-related technology and engage in extensive testing to optimize the compatibility and speed of the components which are sold and integrated into Trinology PCs.

         We have also developed visual communications technology. In connection with our reorganization in March 1998, we licensed this technology to Algo Vision Schweiz. To date, we have received limited royalty income from sales of products by Also Vision Schweiz incorporating this technology. We may also offer products incorporating our visual communications technology manufactured by the entities in which we own a minority interest, in our PCs and as an additional product line for sale to our customers.

         In November 1997, we acquired 100% of the interest in the general partner of FSE and 80% of the limited partnership interest of FSE from the sole limited partner. The aggregate purchase price was $4,074,653, comprised of $1,857,225 in cash, the issuance of a promissory note for $928,608, the issuance of 146,949 shares of our common stock valued at the time of issuance at $929,000, $360,212 of acquisition costs and the assumption of liabilities of $4,438,547. Pursuant to the purchase agreement, the seller has agreed to reimburse us approximately $1,500,000 based upon the difference between the guaranteed earnings before interest, income taxes, depreciation and amortization (EBITDA) of FSE for 1998 and the actual EBITDA of FSE. Therefore, we have reduced goodwill by this amount, reduced loans payable - stockholder by approximately $920,000 and recorded a receivable of approximately $580,000 which will be offset against the proceeds due for the acquisition of the remaining 20% interest in the FSE limited partnership.

         In March 1998, we transferred substantially all of the assets and the liabilities (other than intercompany accounts) of one of our majority-owned German subsidiaries, IAT Germany, which conducted our research and development and sold and marketed our products in Germany, into a newly formed German company Algo Vision Systems. In connection with this transaction, we contributed approximately $650,000 to Algo Vision Systems and we purchased 25% of the capital stock of IAT Germany for approximately $100,000 from one of IAT Germany's stockholders. We also provided Algo Vision Systems with a working capital loan of approximately $300,000, $160,000 of which was repaid by Algo Vision Systems in 1998 and the remaining $140,000 is payable on March 31, 1999. As a result of the transaction we own 15% and an entity controlled by Viktor Vogt, one of our directors, owns a majority of Algo Vision Systems, respectively. The remaining shares are owned by non-affiliated entities.

         In March 1998, we also transferred certain of the assets and liabilities of IAT AG, our Swiss subsidiary (other than among others, our intellectual property and the ownership interests in IAT Germany) to a newly formed Swiss corporation, Algo Vision Schweiz. In connection with this transaction, we made two loans of approximately $250,000 and $325,000 to Algo Vision Schweiz. The loans bear interest at 3% per annum and mature on the earlier of March 2001 or upon Algo Vision Schweiz reaching certain performance targets. As a result of the transaction we own 15% and an entity controlled by Dr. Vogt owns a majority of Algo Vision Schweiz, respectively. The remaining shares are owned by non-affiliated entities. See "Business -- Restructuring and Recent Transactions."

         Both transfers were effective January 1, 1998 and we incurred charges to operations of approximately $350,000 and $46,000 during 1998 and 1997, respectively, relating to these transactions.


         In November 1998, we acquired, effective as of October 31, 1998, Columbus Computer Handels-und Vertriebs GmbH & Co. KG and Columbus Computer Handels-und Vertriebs-Verwaltungs GmbH, the general partner of Columbus. The aggregate purchase price was $2,588,060, comprised of approximately $1.7 million in cash, the issuance of 98,622 shares of our common stock valued at the time of issuance at approximately $760,000, $140,680 of acquisition costs and the assumption of liabilities of $2,041,183. In the event the price of our common stock is less than $7.64 per share at the time of sale of the shares issued in the acquisition, we will be required to issue up to an additional 17,296 shares of our common stock. In connection with the transaction, we made a working capital loan of approximately $660,000 to Columbus. Pursuant to the agreement, Axel Hundt, the founder and former owner of Columbus, entered into a two-year employment contract.

         In connection with the Columbus acquisition we consolidated a portion of our existing peripherals business into that of Columbus. FSE will concentrate primarily on the production and marketing of its high-performance built-to-order PCs and Columbus will focus primarily on the distribution of components and peripherals. As part of this consolidation, we terminated approximately 20 FSE employees, including Dr. Simmet, the former general manager of FSE who resigned, effective as of December 31, 1998. As a result, we incurred an approximately $250,000 restructuring charge in the fourth quarter of 1998.

         The FSE and Columbus acquisitions and our transfer of the assets and liabilities and businesses of certain of our subsidiaries in March 1998 have resulted in substantial changes in our business and results of operations. Accordingly, our results of operations prior to the acquisitions and the restructuring are not representative of our results of operations following such transactions.

         Our sales are made to customers principally in Switzerland and Germany with revenues created in Deutsche Marks and Swiss Francs. The functional currency of IAT Switzerland and IAT Germany is the

Swiss Franc. The functional currency of Columbus and FSE is the Deutsche Mark. We currently engage in limited hedging transactions, which are not material to our operations, to offset the risk of currency fluctuations. We may increase or discontinue these hedging activities in the future.


         In June 1998, we sold 198,255 shares of our common stock and $3 million aggregate principal amount of 5% Convertible Debentures due 2001 in exchange for $5 million in cash. In January 1999, the 198,255 shares of our common stock were exchanged for 2,000 shares of our Series B preferred stock.

         The debentures are immediately convertible into shares of our common stock at either our option (subject to certain limitations) or the option of the investors. Sales by the investors of the shares are subject to certain volume limitations. Any portion of the debentures remaining unconverted on October 27, 2000 shall convert automatically into shares of common stock. The number of shares of common stock issuable upon conversion of the debentures is the lesser of (i) 120% of the average of the closing bid prices from the five trading days immediately preceding the Original Issue Date (as defined in the Purchase Agreement) and (ii) 87% of the average of the five lowest closing bid prices during the 15 trading days immediately preceding the conversion date. We recorded a discount on the debentures due to the conversion features of approximately $450,000 which is included in interest expense for the year ended December 31, 1998.

         In the following discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all such figures are approximations.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         The average Swiss Franc to U.S. Dollar exchange rate was SF 1.45 = $1.00 in the years ended December 31, 1998 and December 31, 1997, respectively. The average Deutsch Mark to U.S. Dollar exchange rate was DM 1.76 = $1.00 in the year ended December 31, 1998 as compared to DM 1.73 in the year ended December 31, 1997.

         We acquired FSE in November 1997 and Columbus effective as of October 31, 1998 and transferred the assets and liabilities and the businesses of one of our German subsidiaries and our Swiss subsidiary in March 1998, effective January 1999.

These transactions cause a lack of year to year comparability because of the following:

         o our results of operations for 1997 include FSE only since November 1997, while our results of operations for 1998 include FSE for the entire year;

         o our results of operations for 1997 include the operations of one of our German subsidiaries and our Swiss subsidiary the assets and liabilities and the businesses of which were transferred in March 1998, effective January 1998; and

         o our results of operations for 1998 include two months of operations of Columbus, none of which operations were included in 1997.


REVENUES. Revenues increased by 552.0% to $38,340,000 for the year ended December 31, 1998 from $5,880,000 in the year ended December 31, 1997. This increase is a result of the FSE and Columbus acquisitions and consists of sales of FSE PCs and PC-components during the year ended December 31, 1998 and of Columbus sales of PC-components and software for the period of November 1, 1998 through December 31, 1998. $6,470,000 or 16.8% of our total revenues during 1998 were generated by Columbus during this two month period.

COST OF SALES. Cost of sales increased by 586.4% to $35,465,000 in the year ended December 31, 1998 from $5,167,000 in the year ended December 31, 1997. The cost of sales as a percentage of sales increased to 92.5% in the year ended December 31, 1998 from 87.9% in the year ended December 31, 1997 primarily as a result of the FSE and Columbus sales of PCs, PC-components and PC peripherals producing lower gross profit margins compared to higher margins on our video conferencing products.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs decreased to $0 in the year ended December 31, 1998 from $2,426,000 in the year ended December 31, 1997. We no longer incur research and development costs as a result of the transfer of our research and development activities in connection with our reorganization in March 1998 and change in our business as a result of the FSE and Columbus acquisitions.

SELLING EXPENSES. Selling expenses increased by 8.5% to $2,821,000 in the year ended December 31, 1998 from $2,600,000 in the year ended December 31, 1997. This increase is a result of a change in our business as a result of our reorganization and the integration of the FSE and Columbus businesses which entities incur substantial expenes for sales and marketing. In addition, in the year ended December 31, 1997, approximately $500,000 in costs related to the marketing agreement entered into between us and General Capital were recorded in selling expenses.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by 16.9% to $2,066,000 in the year ended December 31, 1998 from $2,486,000 in the year ended December 31, 1997. This decrease is a result of a change in our business as a result of our reorganization and the integration of the FSE and Columbus businesses and a decrease in offering expenses in the amount of approximately $390,000 incurred in the year ended December 31, 1997.

INTEREST. Interest expense increased by 151.1% to $585,000 in the year ended December 31, 1998 from $233,000 in the year ended December 31, 1997. The increase is primarily the result of the discount on convertible debentures of $448,000 recorded in the year ended December 31, 1998. The discount is based on an assumed conversion price of 87% of the current market value on the date of issuance. This increase was offset by a decrease in interest as a result of a reduction of outstanding bank loans and the repayment of certain stockholders' loans partially offset by interest payable on outstanding convertible debentures. Interest income decreased by 25.4% to $361,000 in the year ended December 31, 1998 from 484,000 in the year ended December 31, 1997 primarily as a result of a reduction of our interest bearing cash and cash equivalents and investments in corporate bonds.

NON-RECURRING SPINOFF EXPENSES. Non-recurring reorganization expenses decreased by 86.9% to $46,000 in the year ended December 31, 1998 from $350,000 in the year ended December 31, 1997. The expenses charged in 1997 relate to operating expenses incurred by the businesses transferred in our reorganization for the period of January 1, 1998 through March 24, 1998 according to the agreements entered into in connection with our reorganization.

NET LOSS. The net loss decreased by 74.7% to $1,743,000 for the year ended December 31, 1998 from $6,894,000 for the year ended December 31, 1997. This decrease is the result of the acquisitions of the FSE operations in November 1997 and the Columbus operations in October 1998, the transfer of our research and development and marketing activities effective as of January 1, 1998, a reduction in non-recurring reorganization expenses and a recovery of income taxes partially offset by a one-time charge to operations for (i) the discount on convertible bonds of $448,000 and (ii) the restructuring of certain operations of FSE we implemented when we acquired Columbus.

EBITDA. Net loss before interest income taxes, depreciation and amortization decreased by 79.7% to $1,356,000 for the year ended December 31, 1998 from $6,687,000 for the year ended December 31, 1997. This decrease is primarily the result of the transfer of our research and development and marketing activities to Algo Vision Schweiz and Algo Vision Systems and the acquisition of the FSE and Columbus operations in November 1997 and October 1998, respectively. Depreciation and amortization expenses increased by 25.0% to $575,000 in the year ended December 31, 1998 from $460,000 in the year ended December 31, 1997. Amortization of goodwill on our acquisitions increased by 537.8% to $287,000 in the year ended December 31, 1998 from $45,000 in the year ended December 31, 1997. A portion of our depreciation and amortization expenses for 1998 and 1997 are included in each of cost of sales, selling expenses and general and administrative expenses and for 1997 are also included in research and development costs. EBITDA should not be considered an alternative to operating income, net income, cash flows or any other measure of performance as determined in accordance with generally accepted accounting principles, as an indicator of operating performance or as a measure of liquidity.

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

         Revenues and expenses in the following discussion include IAT revenues and expenses for the year ended December 31, 1997 and FSE revenues and expenses from November 18, 1997 through December 31, 1997.

REVENUES. Revenues increased by 392.9% to $5,880,000 for the year ended December 31, 1997 from $1,193,000 for the year ended December 31, 1996. FSE revenues amounted to $5,248,000 for the period from November 18, 1997 through December 31, 1997. Our revenues (excluding FSE's revenues) decreased by 47.0% to $632,000 for the year ended December 31, 1997 from $1,193,000 for the year ended December 31, 1996. Sales for the year ended December 31, 1996 resulted from the introduction of our second generation visual communication systems. Sales for the year ended December 31, 1997 decreased primarily as a result of a decrease in orders for such systems in anticipation of the release of our third generation visual communication systems.

COST OF SALES. Cost of sales increased by 536.3% to $5,167,000 for the year ended December 31, 1997 from $812,000 for the year ended December 31, 1996. FSE cost of sales amounted to $4,711,000 for the period from November 18, 1997 through December 31, 1997. Our cost of sales (excluding FSE's cost of sales) for the year ended December 31, 1997 decreased by 43.8% to $456,000 from $812,000 for the year ended December 31, 1996. Cost of sales as a percentage of sales increased to 87.9% for the year ended December 31, 1997 from 68.0% for the year ended December 31, 1996 primarily as a result of lower profit margins on the sale of FSE PCs, PC-components and PC peripherals for the period November 18, 1997 through December 31, 1997.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs decreased by 7.5% to $2,523,000 for the year ended December 31, 1997 from $2,729,000 for the year ended December 31, 1996. These costs reflect (i) an increase in the number of employees in the product development area to complete our third generation Vision and Live products in the first six months of 1997 partially offset by a reduction in personnel in the second six months of 1997, (ii) additional development costs by third parties in connection with the development of the wavelet compression technology performed by the Technical University of Berlin and (iii) software and product licenses acquired in connection with the development of the third generation products. FSE does not incur research and development costs.

         We received research participations which are reimbursements from third parties for research and development projects in which each party retains certain legal rights for the products developed during such projects. Research participations for the year ended December 31, 1997 decreased by 75.6% to $97,000 from $398,000 for the year ended December 31, 1996. This decrease was primarily a result of the completion of all of our joint development projects with Deutsche Telekom. During the year ended December 31, 1997, $84,000 of the total of $97,000 in research participations received by us came from a government subsidy granted by the state government of Berlin. The subsidy was granted for 35%-40% of the actual expenditures incurred in Berlin in connection with the development of the wavelet compression technology by the Technical University of Berlin.

SELLING EXPENSES. Selling expenses increased by 77.8% to $2,600,000 for the year ended December 31, 1997 from $1,462,000 for the year ended December 31, 1996. FSE selling expenses amounted to $361,000 for the period from November 18, 1997 through December 31, 1997. Our selling expenses (excluding FSE) for the year ended December 31, 1997 increased by 53.1% to $2,239,000 from $1,462,000 for the year ended December 31, 1996. This increase was primarily a result of approximately $500,000 in costs related to the marketing agreement entered into between us and General Capital in October 1996, expenses incurred in connection with the production of product brochures, an increase in trade fair expenses and an increase in the number of sales and marketing personnel. Effective as of the fourth quarter of 1997 we reduced marketing expenses primarily by terminating approximately 12 sales and sale support employees resulting in aggregate severance payments of approximately $40,000.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by 66.3% to $2,486,000 for the year ended December 31, 1997 from $1,495,000 for the year ended December 31, 1996. FSE general and administrative expenses amounted to $116,000 for the period from November 18, 1997 through December 31, 1997. Our general and administrative expenses (excluding FSE) for the year ended December 31, 1997 increased by 58.5% to $2,370,000 from $1,495,000 for the year ended December 31, 1996. The increase was primarily a result of us becoming a public company in April 1997, resulting in D&O liability and life insurance premiums and investor relations services not incurred in the year ended December 31, 1996 and in an increase of board member fees, legal and auditing expenses and other corporate overhead. Included in general and administrative expenses in the year ended December 31, 1997 are offering expenses in the amount of $390,000 relating to our proposed offering of convertible notes and other professional fees relating to the evaluation of potential acquisition candidates.

INTEREST. Interest expenses increased by 9.4% to $233,000 for the year ended December 31, 1997 from $213,000 for the year ended December 31, 1996. FSE interest expenses amounted to $16,000 for the period from November 18, 1997 through December 31, 1997. Our interest expense (excluding FSE) increased by 1.9% to $217,000 for the year ended December 31, 1997 from $213,000 for the year ended December 31, 1996. This increase was principally due to an increase in stockholders' loans in the first quarter of 1997, a portion of which were repaid in April 1997, partially offset by a reduction of outstanding bank loans. Interest income increased to $484,000 for the year ended December 31, 1997 from zero in the year ended December 31, 1996 as a result of the investment of the net proceeds from the initial public offering in investments bearing interest at an average of 5.5%.

NON-RECURRING SPINOFF EXPENSES. Non-recurring expenses amounted to
$350,000 during the year ended December 31, 1997 relating to operating expenses of the business transferred to Algo Vision Schweiz as compared to none for the year ended December 31, 1996.

NET LOSS. The net loss increased by 35.0% to $6,894,000 for the year ended December 31, 1997 from $5,108,000 for the year ended December 31, 1996. The loss increased primarily as a result of an increase in non-recurring expenses in connection with the marketing agreement, our reorganization, offering expenses relating to our withdrawn offering of convertible notes and operating expenses including expenses relating to the evaluation of potential acquisition candidates. This loss was partially offset by the net income of FSE for the period from November 18, 1997 through December 31, 1997 and an increase in interest income.

EBITDA. Net loss before interest income taxes, depreciation and amortization increased by 43.3% to $6,687,000 for the year ended December 31, 1997 from $4,665,000 for the year ended December 31, 1996. This increase is primarily a result of an increase of non-recurring expenses in connection with the marketing agreement, spin-off expenses and offering expenses relating to our withdrawn offering of convertible notes. Depreciation and amortization expenses increased by 100.0% to $460,000 in the year ended December 31, 1997 from $230,000 in the year ended December 31, 1996. Amortization of goodwill on the FSE acquisition amounted to $45,000 in the year ended December 31, 1997 compared to none for the year ended December 31, 1996. A portion of our depreciation and amortization expenses for 1997 and 1996 are included in each of cost of sales, selling expenses, general and administrative expenses and research and development costs. EBITDA should not be considered an alternative to operating income, net income, cash flows or any other measure of performance as determined in accordance with generally accepted accounting principles, as an indicator of operating performance or as a measure of liquidity.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1998, our cash and cash equivalents and investments in corporate bonds amounted to $5,614,000 and $750,000, respectively, as compared to $5,473,000 and $2,727,000, respectively, at December 31, 1997.

         Net cash used in operating activities totaled $2,018,000 during the year ended December 31, 1998 compared to $5,306,000 during the year ended December 31, 1997. This decrease is primarily due to a reduction of the net loss for the year ended December 31, 1998, including a non-cash charge of $448,000 for the discount on our convertible debentures, partially offset by a reduction of accounts payable and other current liabilities.

         Net cash used in investing activities totaled $242,000 during the year ended December 31, 1998 compared to $4,151,000 during the year ended December 31, 1997. During the year ended December 31, 1998 cash in the amount of $138,000 was used to pay for the acquisition of 25.1% of the common stock of IAT Germany, for 15% each of the common stock of each of Algo Vision Systems and Algo Vision Schweiz and for loans in the aggregate amount of $701,000 to these companies. In addition, cash net of cash acquired in the aggregate amount of $1,144,000 was used for the acquisition of all of the capital stock of Columbus and $235,000 for the purchase of equipment and improvements. These payments were partially offset by a sale of marketable securities. In the year ended December 31, 1997, cash in the amount of $4,151,000 was used for the purchase of marketable securities, for the purchase of equipment and for the FSE acquisition.

         Net cash provided by financing activities amounted to $2,292,000 during the year ended December 31, 1998 as compared to net cash provided by financing activities of $14,576,000 during the year ended December 31, 1997. During the year ended December 31, 1998, we received net proceeds of $1,607,000 primarily from the issuance of 198,255 shares of common stock and $3,000,000 principal amount of convertible debentures, net of repayments of stockholder loans and other short-term loans in the aggregate amount of $2,333,000. These loans include the second installment of the FSE purchase price in the amount of $890,000. In addition, we repaid short-term bank loans of $446,000. In January 1999, the 198,255 shares of common stock were exchanged for 2,000 shares of our Series B preferred stock. In addition, cash in the amount of $464,000, net of financing cost, was provided by a capital contribution by certain stockholders in exchange for us assuming the obligation of IAT AG under the repayment of a bank loan. During the year ended December 31, 1997 cash was provided by net proceeds received from our initial public offering in the amount of $17,080,000 partially offset by a repayment of certain stockholder loans, short-term bank loans, the payment of the preferred stock dividend and a repurchase by us of our common stock pursuant to a stock repurchase plan.

         Cash, cash equivalents and investments in corporate bonds at December 31, 1998 amounted to $6,364,000. We believe that our funds should be sufficient to finance our working capital requirements and our capital and debt service requirements for approximately the 12 month period following December 31, 1998, depending on acquisitions. We may require additional funds for acquisitions and integration and management of acquired businesses. However, we have no commitments or arrangements to obtain any additional funds and we cannot predict whether additional funds will be available on terms favorable to us or at all. If we cannot obtain funds when required, the growth of our business may be adversely affected.

ESCROW SHARES

         We contemplate that in the event the 498,285 shares held in escrow are released from escrow because the specified targets are met, we will incur a substantial non-cash compensation charge to operations, based on the then fair market value of these shares. Such charge could substantially increase our loss or reduce or eliminate our net income, if any, for financial reporting purposes for the period during which shares are or become probable of being released from escrow. Although the amount of compensation expense recognized by us will not affect our total stockholders equity, it may depress the market price of our securities.

         Our minimum revenues, as defined in our escrow agreement, for the years ended December 31, 1997 and 1998 were less than the targeted $5.5 million, and, accordingly, the 332,190 escrow shares were not released. The escrow shares may also be released if our stock price reaches certain targets. The escrow shares are not included in our calculation of our per share loss. See "Risk Factors -- We will record charges to operations in the event shares of our stock are released from escrow."

YEAR 2000 COMPLIANCE

         The Year 2000 issue is the result of using only the last two digits to indicate the year in computer hardware and software programs and embedded technology such as micro-controllers. As a result, these programs do not properly recognize a year that begins with "20" instead of the familiar "19." If uncorrected, such programs will be unable to interpret dates beyond the year 1999, which could cause computer system failure or miscalculations and could disrupt our operations and adversely affect its cash flows and results of operations.

         We recognize the importance of the Year 2000 issue and have established a project team with the objective to ensure an uninterrupted transition to the year 2000 by assessing, testing and modifying products and information technology and non-IT systems so that such systems and software will perform as intended and information and dates can be processed with expected results. The scope of the Year 2000 compliance effort includes (i) IT such as software and hardware; (ii) non-IT systems or embedded technology; and (iii) the readiness of key third parties, including suppliers and customers, and the electronic date interchange with those key third parties.

         Independent of the Year 2000 issue, we are in the process of installing new financial accounting, procurement, order management and invoicing systems. These systems are expected to be fully operational by the second quarter of 1999 and be Year 2000 compliant. Testing of these systems to become compliant for Year 2000 has begun and should be fully completed by the end of the second quarter of 1999. If such compliance is not achieved, we have developed a contingency plan which includes increasing normal inventories of critical supplies prior to December 31, 1999 and ensuring that all critical staff are available or scheduled to work prior to, during and immediately after December 31, 1999.

THIRD PARTIES. In addition to internal Year 2000 IT and non-IT remediation activities, we are in contact with key suppliers and vendors to minimize disruptions in the relationship between us and these important third parties from the Year 2000 issue. We have requested Year 2000 compliance certification from each of such vendors and suppliers for their hardware and software products and for their internal business applications and processes. While we cannot guarantee compliance by third parties, we will consider alternate sources of supply, which we believe are generally available in the event a key supplier cannot demonstrate its systems or products are Year 2000 compliant.

OUR PRODUCTS. We believe that all hardware products included in Trinology PCs shipped since the fourth quarter of 1997 are Year 2000 compliant and hardware products included in Trinology PCs shipped prior to such time can be made Year 2000 compliant through upgrade of software patches. We have requested Year 2000 compliance certificates from each of our suppliers and vendors from parts and components installed in our Trinology PCs.

         The replacement of our existing financial accounting, procurement, order management and invoicing systems are estimated at $250,000, however, only a portion of the cost of these systems is attributable to the Year 2000 issue. While we estimate that the Year 2000 effort will have a nominal cost impact, there can be no assurance as to the ultimate cost of the Year 2000 effort or the total cost of information systems. Such costs will be expensed as incurred, except to the extent such costs are incurred for the purchase or lease of capital equipment.

         Our current estimates of the amount of time and costs necessary to remediate and test our computer systems are based on the facts and circumstances existing at this time. The estimates were made using assumptions of future events including the continued availability of certain resources, Year 2000 modification plans, implementation success by key third-parties, and other factors. New developments may occur that could affect our estimates of the amount of time and costs needed to modify and test our IT and non-IT systems for Year 2000 compliance. These developments include, but are not limited to: (i) the availability and cost of personnel trained in this area; (ii) the ability to locate and correct all relevant date-sensitive codes in both IT and non-IT systems; (iii) unanticipated failures in our IT and non-IT systems; and (iv) the planning and Year 2000 compliance success that suppliers and vendors attain.

         We cannot determine the impact of these potential developments on the current estimate of probable costs of making our products and IT and non-IT systems Year 2000 compliant. Accordingly, we are not able to estimate our possible future costs beyond the current estimate of costs. As new developments occur, these cost estimates may be revised to reflect the impact of these developments on the costs to us of making our products and IT and non-IT systems Year 2000 compliant. Such revisions in costs could have a material adverse impact on our results of operations in the quarterly period in which they are recorded. Although we consider it unlikely, such revisions could also have a material adverse effect on our business, financial condition or results of operations.

         Like virtually every company, we are at risk for the failure of major infrastructure providers to adequately address potential Year 2000 problems. We are highly dependent on a variety of public and private infrastructure providers to conduct our business in numerous jurisdictions throughout the country. Failures of the banking system, basic utility providers, telecommunication providers and other services, as a result of Year 2000 problems, could have a material adverse effect on our ability to conduct our business. While we are cognizant of these risks, a complete assessment of all such risks is beyond the scope of our Year 2000 assessment or our ability to address. We have focused our resources and attention on the most immediate and controllable Year 2000 risks.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is included in a separate section of this report. See the Consolidated Financial Statements attached hereto beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

                  The information called by Item 10: Directors and Executive Officers of the Registrant; Item 11: Executive Compensation; Item 12: Security Ownership of Certain Beneficial Owners and Management; and Item 13: Certain Relationships and Related Transactions will be included in and is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the close of our fiscal year.

                                  RISK FACTORS

         The following factors should be reviewed carefully, in conjunction with the other information in this Form 10-K and our consolidated financial statements. These factors could cause actual results to differ materially from those currently anticipated and contained in forward-looking statements made in this Form 10-K and presented elsewhere by our management from time to time. See "Note Regarding Forward-Looking Statements."

Company Risks

We have incurred significant operating losses, changed our principal business and we cannot predict whether we will become profitable.

         We have experienced significant operating losses since our inception. At December 31, 1998, we had an accumulated deficit of approximately $21.0 million. For the years ended December 31, 1997 and 1998, we had operating losses of approximately $7.1 million and $2.1 million, respectively. We cannot predict whether we will ever achieve or sustain profitability.

         Substantially all of our revenues are now generated from the sale and distribution of our Trinology PCs and PC components, peripherals and software in Germany through FSE Computer-Handel GmbH & Co. KG which we acquired in November 1997 and Columbus Computer Handels-und Vertriebs GmbH & Co. KG which we acquired in November 1998. Prior to entering into our PC business with the acquisition of FSE, our sole business was developing and marketing visual communications technology and related products. The sale and distribution of PCs and related hardware and software is a new business for our management group. We have only limited experience operating this business and we cannot assure that we will be successful in managing such business. Our inability to manage this business successfully could materially adversely affect our operations and financial condition. Our PC business is subject to significant price competition which substantially affects profit margins.

Our operating results will be adversely affected by charges from acquisitions.

         Because our strategy is growth through acquisitions, as we acquire additional businesses, we often incur significant charges for depreciation and amortization. These charges adversely affect our results of operations and may result in increased net losses. In connection with our acquisition of FSE and Columbus, we incurred approximately $4.5 million of goodwill. We are amortizing this goodwill over 10 years, which will cause us to record in our financial statements an annual charge of approximately $450,000. In addition, when we acquired Columbus, we restructured the operations of FSE. We took an additional charge to operations of approximately $250,000 during the quarter ended December 31, 1998 for this restructuring.

         In addition, if we finance new acquisitions through borrowing, we will also incur interest expense.

Our strategy of acquiring other companies for growth may not succeed and may adversely affect our financial condition and results of operations.

         Our strategy of growth through acquisitions presents risks that could materially adversely affect our business and financial performance, including:

         o  the diversion of our management's attention;

         o the assimilation of the operations and personnel of the acquired business;

         o the contingent and latent risks associated with the past operations of and other unanticipated problems arising in the acquired business;

         o the need to expand management, administration, and operational systems; and

         o increased competition for acquisition opportunities and qualified employees.

         We cannot predict whether:

         o we will be able to acquire additional businesses on terms favorable to us;

         o we will be able to successfully integrate into our business the operations of any new businesses;

         o  we will realize any anticipated benefits of completed acquisitions;
            or

         o there will be substantial unanticipated costs associated with new acquisitions.

         As part of our acquisition strategy, we may seek opportunities to expand the marketing and sale of our products into markets in the United States. We have no experience operating a business in the United States. If we expand into the United States:

         o we will face substantial increased competition from companies with substantially greater name recognition and marketing and other resources; and

         o we would be required to make substantial expenditures for, among other things, marketing, office space and sales and marketing personnel and other employees in the United States.

         The failure to manage growth effectively could materially adversely affect our operations and financial condition. We are evaluating and are in various stages of discussions in connection with the potential acquisition of assets or equity of certain related businesses. However, we have no agreements or arrangements with respect to any particular acquisitions and we may not be able to complete any additional acquisitions. This may reduce our growth.

If we do not obtain sufficient additional funds we may not be able to complete any future acquisitions which may limit our growth.

         We may require additional funds for acquisitions and integration and management of acquired businesses and we have no commitments or arrangements to obtain any additional funds. We cannot predict whether additional funds will be available on terms favorable to us or at all. If we cannot obtain funds when required, the growth of our business may be adversely affected. If we issue our securities to obtain additional funds, our existing stockholders will experience dilution. Based upon our current level of operations, we believe that our existing cash resources and cash flow expected to be generated from operations will be sufficient to meet our capital requirements for approximately the next 12 months, depending on cash requirements for future acquisitions.

Our substantial debt reduces cash available for our business, may adversely affect our ability to obtain additional funds and increases our vulnerability to economic or business downturns.

         Our indebtedness as of February 28, 1999 aggregated approximately $3.2 million. Accordingly, we are subject to all of the risks associated with substantial indebtedness, including:

         o a substantial portion of our cash flow from operations will be used to service our indebtedness;

         o reduced funds available for operations, future business opportunities and other purposes;

         o our ability to obtain additional financing for acquisitions, working capital, capital expenditures, general corporate or other purposes may be impaired;

         o we are more vulnerable to economic downturns, less able to withstand competitive pressures and less flexible in reacting to changes in our industry and general economic conditions; and

         o if we default under any of our debt instruments or if our creditors demand payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments.

Any of these risks may materially adversely affect our operations and financial condition and adversely affect our stock price.

The loss of our key personnel may adversely affect our business.

         Because we have a limited number of management personnel, we are dependent on our executive officers, including Jacob Agam, our Chairman and Chief Executive Officer, as well as principal members of our management team. We cannot assure that any of our management personnel, including Mr. Agam, will continue to devote sufficient time to our business. The loss of services of, or a material reduction in the amount of time devoted to our business by, these individuals could adversely affect our operations and financial condition. Competition for qualified executive officers is intense. In addition, if we are unable to attract, retain and motivate other highly skilled employees, our business and prospects could be materially adversely affected.

Industry Risks

Intense competition in the German PC industry may adversely affect our operating results.

         The German PC industry is highly competitive, especially with respect to pricing and the introduction of new products and features. We compete with our competitors primarily on the basis of adding new performance features without corresponding price increases. We may not be able to continue to compete successfully by:

         o  introducing products or performance features on a timely basis; or

         o adding new features to our products without corresponding increases in prices.

         In recent years we and many of our competitors have regularly lowered prices, and we expect these pricing pressures to continue. If these pricing pressures are not mitigated by increases in volume, cost reductions or changes in product mix, our revenues and profits could be substantially reduced.

         As compared to us, many of our competitors have:

         o  significantly longer operating histories;

         o significantly greater managerial, financial, marketing, technical and other competitive resources; and

         o  greater name recognition.

         As a result, our competitors may be able to:

         o adapt more quickly to new or emerging technologies and changes in customer requirements;

         o devote greater resources to the promotion and sale of their products and services; and

         o  respond more effectively to pricing pressures.

These factors could materially adversely affect our operations and financial condition. We also compete with other PC direct marketers as well as with PC manufacturers that market their products in distribution channels in which we have not participated. We cannot predict whether we will be able to compete successfully with existing or new competitors. In addition, competition could increase if:

         o  new companies enter the market;

         o  existing competitors expand their service offerings; or

         o  we expand into new markets.

         An increase in competition could result in material price reductions or loss of our market share and could materially adversely affect our operations and financial condition. See "-We depend on new products and rapidly developing technologies."

We experience fluctuations in operating results which may cause our stock price to fluctuate.

         As a company that has completed several large acquisitions, sold off certain assets and restructured our business and is now engaged in the sale of PCs in Europe, our operating results have been subject to significant quarterly and annual fluctuations and seasonality. These fluctuations make it more difficult for investors to compare our operating results to corresponding prior year periods. You should not rely on our results of operations during any particular quarter or year as an indication of our results for a full year or any other quarter.

         Our revenues and net income are also subject to fluctuations in the value of the Deutsche Mark, and will be subject to fluctuations in the value of the euro, against the U.S. dollar. See "-Our results of operations may be adversely affected by foreign currency fluctuations and transition to the Euro."

If we are unable to introduce new products and incorporate rapidly developing technologies our business may be adversely affected.

         The PC industry is characterized by short product life cycles resulting from:

         o  rapid changes in technology;

         o  rapid changes in consumer preferences; and

         o  declining product prices.

To maintain our competitive position in the PC industry, we must continue to introduce new products and features that address the needs and preferences of our target markets. We cannot assure that:

         o we will be able to compete successfully by introducing products or features on a timely basis;

         o the introduction of new products or features by our competitors will not adversely affect the sale of our products; or

         o  we will be able to adapt to future changes in the PC industry.

         We do not conduct internal research and development. Therefore, we may not:

         o  continue to have access to new technology;

         o  be successful in incorporating such new technology in our products;
            or

         o be able to deliver commercial quantities of new products or features in a timely manner.

Our business may be adversely affected by our dependance upon a small number of suppliers.

         Like many PC manufacturers, we require a high volume of quality PC components, peripherals and software for integration into our Trinology PCs and sale to our customers. Our inability to obtain key components, peripherals or software in a timely manner could materially adversely affect our operations and financial condition. We do not have any long term contracts with our suppliers. We generally use one or two suppliers for certain components, peripherals and software. The PC industry periodically experiences shortages of certain components and peripherals. Many of the suppliers that we rely upon for PC components and peripherals are located in countries outside of Germany. The availability of such PC components and peripherals is affected by factors such as:

         o  world-wide demand for components, peripherals and software;

         o  seasonal reductions in business activities; and

         o political and economic downturns in the countries in which such suppliers are located.

Our business may be adversely affected by, and we may be subject to legal liability for, defects in our products.

         Trinology PCs assembled by us may contain significant operating errors which we did not detect through our own testing. Any operating error in our products may result in decreased revenue or increased expenses because of:

         o  adverse publicity;

         o  reduced orders;

         o  product returns;

         o  uncollectible accounts receivable;

         o  delays in collecting accounts receivable; and

         o additional and unexpected costs of further product development to correct the errors.

         Sale of our products also involves the risk of product liability claims against us. We do not maintain product liability insurance and believe that such insurance cannot be obtained except at a substantial cost. We cannot predict whether any product liability claims will arise. Any substantial uninsured liability would have a material adverse effect on our operations and financial condition.

         Our Trinology PCs also must:

         o meet standards established by the European FCC (CE declarations) for radio frequency emissions; and

         o  receive appropriate certification prior to being marketed.

         A delay or inability to obtain certification may delay or prevent us from introducing new products or features. As a result, our operations and financial condition could be materially adversely affected.

Our business may be adversely affected by our limited proprietary rights or by legal actions to enforce or defend our proprietary rights.

         Other than the tradename Trinology, most of our intellectual property consists of proprietary or confidential information that is not subject to patent protection. We may not be able to prevent misappropriation of our tradename or protect our other intellectual property.

         The laws of some foreign countries where we may in the future sell our products may not protect our proprietary rights to the same extent as do laws in the United States and, we believe, Germany and Switzerland. Our inability to protect our proprietary rights could materially adversely affect our operations and financial condition. Litigation may be necessary to:

         o  enforce our intellectual property rights;

         o  protect our trade secrets;

         o determine the scope and validity of such intellectual property rights; and

         o  defend claims of infringement of other parties' proprietary rights.

Litigation could result in substantial costs and diversion of management time and resources and could materially adversely affect our operations and financial condition.

         If we are not successful in litigation, the party making infringement claims against us could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief. This relief could effectively block our ability to make, use, sell, distribute or market our products. If we fail to obtain a necessary license or other right to proprietary rights held by third parties, it could preclude the sale, manufacture or distribution of our products and could materially adversely affect our operations and financial condition.

Our business may be adversely affected if our systems and products are not Year 2000 compliant.

         Computers, software, and other equipment utilizing microprocessors that use only two digits to identify a year in a date field may be unable to process accurately certain date-based information at or after the year 2000. This is commonly referred to as the "Year 2000 issue." If our information technology and non-information technology systems fail to achieve Year 2000 compliance we would have to:

         o purchase additional hardware and software components to update and enhance such systems; or

         o  purchase new systems which are Year 2000 compliant.

We cannot predict whether these costs would be material to our operations and financial condition. The failure of such systems to achieve Year 2000 compliance could result in:

         o  a slow down of our operations;

         o  delays in shipments;

         o  adverse publicity;

         o  delays in collecting our accounts receivable; and

         o  delays in processing accounts payable.

         If our products, or the products of our suppliers and vendors, fail to achieve Year 2000 compliance, we would be required to repair or replace such products. Although our suppliers and vendors would be responsible for any costs involved with the replacement of products purchased from them, our operations could be adversely affected by:

         o increased costs and expenses, including claims by our customers for damages caused by such products failing to achieve Year 2000 compliance; and

         o  adverse publicity.

         We have established a project team to assess, test and modify our information technology and non-information technology systems. Our project team is also responsible for contacting and determining the readiness of third parties, including our key vendors and suppliers. We anticipate completing the installation of new financial accounting, procurement, order management and invoicing systems and testing such systems for Year 2000 compliance during the second quarter of 1999.

         We have requested Year 2000 compliance certification from each of our major vendors and suppliers for their hardware and software products and for their internal business applications and processes but cannot predict whether such vendors will confirm compliance.

         Achieving Year 2000 compliance is dependent on many factors, some of which are not completely within our control. We cannot predict whether we or our vendors and suppliers will achieve Year 2000 compliance. If such compliance is not achieved, we have developed a contingency plan which includes:

         o increasing normal inventories of critical supplies prior to December 31, 1999; and

         o ensuring that all critical staff are available or scheduled to work prior to, during and immediately after December 31, 1999.

Risks Relating to Foreign Operations

Our business may be adversely affected by risks associated with foreign operations.

         Substantially all of our revenues are generated from operations located in Germany and Switzerland and denominated in Swiss Francs and Deutsche Marks. We anticipate that we will continue to generate most of our revenues in these currencies until the companies we conduct business with choose to settle transactions in Euros.

         Conducting an international business inherently involves a number of difficulties and risks, such as:

         o  currency fluctuations;

         o  export restrictions;

         o  export controls relating to technology;

         o  compliance with existing and changing regulatory requirements;

         o  tariffs and other trade barriers;

         o  difficulties in staffing and managing international operations;

         o  longer payment cycles;

         o  problems in collecting accounts receivable;

         o  software piracy;

         o  political instability and economic downturns;

         o seasonal reductions in business activity in Europe during the summer months; and

         o  potentially adverse tax consequences.

         Any of these factors may materially adversely affect our operations and financial condition which could adversely affect our stock price.

         Our subsidiaries are subject to German and Swiss law. These countries require, among other things, that companies which incur losses have to take appropriate measures to ensure that the claims of its obligees are covered by the assets of those companies. These measures include increasing paid-in capital or obtaining declarations from the obligees which subordinate their claims. If those measures are not taken, the board of directors of such company must notify a judge in order to commence bankruptcy proceedings which, under Swiss and German law, usually leads to the dissolution of the corporate existence. We have undertaken measures to obtain and maintain operating funds for our subsidiaries in the past. However, we may need to undertake additional measures in the future and we cannot predict whether the corporate existence of any of our subsidiaries can be maintained. Failure to maintain the corporate existence of certain of our subsidiaries would materially adversely affect our operations and financial condition.

Our results of operations may be adversely affected by foreign currency fluctuations and transition to the Euro.

         Our revenues and net income are subject to fluctuations in the value of the Deutsche Mark, and will be subject to fluctuations in the value of the euro, against the U.S. dollar. As a result, it is possible that in certain quarters our results of operations will be below:

         o the results of operations for the corresponding quarter of the prior fiscal year;

         o the results operations for the preceding quarters of the then current fiscal year; or

         o  the expectations of analysts and investors.

In this event, our stock price may decline.

         On January 1, 1999, certain members of the European Union, including Germany, introduced a single currency, the Euro. During the transition period ending January 1, 2002, European Monetary Union (EMU) countries will have the option of settling transactions in local currencies or in the Euro. We have not yet determined whether we intend to transact business in Euros. The conversion to the Euro will result in increased costs to us related to updating operating systems to convert to the Euro, review of the effect of the Euro on our contracts and updating catalogues and sales material for our products. In addition, there are significant legal, practical and regulatory uncertainties associated with the introduction of the Euro. Adoption of the Euro by us or third parties with whom we transact business could adversely affect our contracts and operations and could result in unforeseen risks which could materially adversely affect our operations and financial condition. In addition, adoption of the Euro will limit the ability of an individual EMU country to manage fluctuations in the business cycles through monetary policy.

Investors may not be able to enforce judgments against us or our officers and directors.

         Although we are organized under the laws of the State of Delaware, we are primarily a holding company which holds stock in entities in Switzerland and Germany and all or a substantial portion of our assets are located outside the United States. In addition, all of our six directors and all of our executive officers are residents of foreign countries and all or a substantial portion of the assets of such directors and officers are located outside of the United States. As a result, it may not be possible for investors to:

         o  effect service of process upon our directors and officers; or

         o enforce judgments of U.S. courts predicated upon the civil liability provisions of U.S. laws against our directors' and officers' assets.

         We have been advised that there is doubt as to the enforceability in Switzerland of judgments of U.S. courts and in Germany in original actions for enforcement of judgments of U.S. courts of civil liabilities predicated solely upon the laws of the United States, against our subsidiaries or against our shareholders, directors, officers and employees who are domiciled in Switzerland and Germany. In addition, awards of punitive damages in actions brought in the United States or elsewhere may be unenforceable in Switzerland and in Germany. The market price of our common stock may be affected by the difficulty for investors to enforce judgments of U.S. courts.

Control by Stockholders

Our existing officers, directors and principal stockholders control IAT Multimedia, substantially reducing the influence of our other stockholders.

         As of February 28, 1999, our officers, directors and significant stockholders owned approximately 41.5% of our common stock. As a result of this position, and agreements between us and some of these stockholders, these stockholders are able to influence significantly:

         o  the election of our directors; and

         o the outcome of mergers, sales of assets or other corporate transactions or matters submitted for stockholder approval.

As a result, our other stockholders may have little influence over matters submitted for stockholder approval. Vertical Financial Holdings Establishment, one of our principal stockholders, has the right to nominate two persons for election to our Board of Directors, so long as it owns a specified number of our securities. Vertical also requires us to maintain a committee, of which Vertical has the right to appoint half the members, with authority to negotiate any underwritten offerings of our securities. These rights of Vertical further solidify its control over IAT Multimedia.

Anti-takeover provisions may adversely affect our stockholders.

         We are subject to a Delaware statute regulating business combinations which could discourage, hinder or preclude an unsolicited acquisition of the Company and could make it less likely that stockholders receive a premium for their shares as a result of any such attempt. In addition, our Board of Directors may issue, without stockholder approval, shares of preferred stock. The preferred stock could have voting, liquidation, dividend or other rights superior to those of the common stock. Therefore, it we issue preferred stock, your rights as a common stockholder may be adversely affected. These factors could depress our stock price.

Stock and Market Risks

Our stock may be delisted from the Nasdaq National Market if we do not meet the listing criteria.

         If we are unable to satisfy the continued listing requirements, our stock may be delisted from the Nasdaq National Market. If our stock is delisted from the Nasdaq National Market, the liquidity of our stock could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in coverage by security analysts and the news media and lower prices for our common stock than might otherwise be attained. We cannot assure that we will continue to meet the criteria for continued listing on the Nasdaq National Market.

         If our stock is delisted from the Nasdaq National Market, trading, if any, in our stock would thereafter be conducted:

         o on the Nasdaq SmallCap Market, assuming we meet the requirements for listing on the Nasdaq SmallCap Market;

         o  in the over-the-counter market in the "pink sheets;" or

         o on the National Association of Securities Dealers, Inc.'s "Electronic Bulletin Board."

Continued inclusion on the Nasdaq National Market generally requires that we maintain:

         o at least $4,000,000 in "net tangible assets" (total assets less total liabilities and goodwill);

         o  a minimum bid price of the common stock of $1.00 per share;

         o at least 750,000 shares in the public float valued at $5,000,000 or more;

         o  at least two active market makers for the common stock; and

         o  at least 400 holders of the common stock.

If our stock is delisted from Nasdaq it may be subject to investor suitability requirements which may adversely affect our stock's liquidity.

         If our stock was delisted from Nasdaq National Market and could not be quoted on Nasdaq SmallCap Market, it could become subject to Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and "accredited investors" (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, such rule may adversely affect the ability of broker-dealers to sell our common stock and may adversely affect the ability of stockholders to sell any of the shares of common stock in the secondary market. See "-Our stock may be delisted from the Nasdaq National Market if we do not meet the listing criteria."

If our stock is delisted from Nasdaq it may be a "penny stock" which requires significant disclosure in connection with stock trades, which may adversely affect our stock's liquidity.

         If our stock is delisted from Nasdaq or we do not meet certain minimum net tangible assets or average revenue criteria, we may be subject to the Commission's "penny stock" rules. For any transaction involving a penny stock, unless exempt, the rules require:

         o delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market;

         o disclosure about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities; and

         o monthly statements to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Commission regulations, subject to certain exceptions, define a "penny stock" to be any non-exchange listed equity security:

         o  that has a market price of less than $5.00 per share; or

         o  with an exercise price of less than $5.00 per share.

         We cannot predict whether our common stock will qualify for exemption from these restrictions. In any event, even if our stock was exempt from such restrictions, it would remain subject to Section 15(b)(6) of the Exchange Act, which gives the Commission the authority to prohibit any person that is engaged in unlawful conduct while participating in a distribution of a penny stock from associating with a broker-dealer or participating in a distribution of a penny stock, if the Commission finds that such a restriction would be in the public interest. If our stock were subject to the rules on penny stocks, the market liquidity for our stock could be severely adversely affected.

We do not intend to pay dividends to our stockholders.

         We have not paid any cash dividends on our common stock and do not expect to do so in the foreseeable future.

Our shares may experience price and volume fluctuations, which may negatively affect the ability of our stockholders to sell their shares or the price they receive on any sale.

         The stock price of companies in the computer industry has experienced significant price and volume fluctuations and volatility that are unrelated to operating performance. These market fluctuations may adversely affect our stock price. Factors which may affect our stock price also include:

         o  market conditions in the computer industry;

         o  competition;

         o  sales or the possibility of sales of our common stock;

         o  our results of operations and financial condition; and

         o  general economic conditions.

Future sales of our common stock in the public market could adversely affect our stock price and our ability to raise new funds.

         Sales of shares of stock by existing stockholders could have an adverse effect on our stock price. As of March 29, 1999, we had 9,809,132 shares of common stock outstanding. Substantially all of these shares are eligible for sale without restriction or under Rule 144.

         In general, under Rule 144 a person, or persons whose shares are aggregated, including persons who may be deemed to be "affiliates" of the Company, is entitled to sell within any three-month period a number of restricted shares beneficially owned for at least one year that does not exceed the greater of:

         o  one percent of the then outstanding shares of common stock; or

         o the average weekly trading volume in the common stock during the four calendar weeks preceding such sale.

Sales under Rule 144 are also subject to requirements as to the manner of sale, notice and the availability of current public information about us. However, a stockholder who is not an affiliate and has beneficially owned shares for at least two years is entitled to sell their shares without regard to the volume or other requirements.

         We have an outstanding registration statement on Form S-3 relating to the resale of an aggregate of 2,367,082 shares of common stock. A substantial number of these shares are issuable upon exercise or conversion of our convertible securities. We also filed a registration statement, which has not yet been declared effective by the SEC, relating to the resale of an additional 1,550,678 shares of our common stock by certain of our stockholders.

The exercise of registration rights by our stockholders may adversely affect our stock price.

         The holders of an aggregate of approximately 5,600,000 shares of common stock and warrants to purchase common stock have demand and piggy-back registration rights with respect to their respective securities. Some of our stockholders have exercised these registration rights. Sales of the shares offered by our stockholders, or the possibility of such sales, in the public market may adversely affect our stock price. The exercise of registration rights by our other stockholders may further adversely affect our stock price.

Additional shares of our common stock may be issued if options or warrants are exercised or debentures or preferred stock are converted, causing dilution to our stockholders.

         We have outstanding:

         o warrants to purchase an aggregate of approximately 2,800,000 shares of common stock;

         o Series B Convertible Preferred Stock which is convertible into 198,255 shares of common stock;

         o Series A Convertible Debentures which are convertible into approximately 667,000 shares of common stock at the conversion price as of March 18, 1999; and

         o  options to purchase 530,000 shares of common stock.

         The existence of these securities may adversely affect us or our stockholders for many reasons, including:

         o  the market price of our stock may be adversely affected;

         o if any of these securities are exercised, the value of the stock held by our stockholders will be diluted if the value of such stock immediately prior to the exercise of such securities exceeds the exercise price;

         o these securities give the holders the opportunity, at nominal cost, to profit from a rise in the market price of our stock;

         o the terms upon which we could issue additional common stock or obtain additional financing may be adversely affected.

         Holders of warrants and options are also likely to exercise them when, in all likelihood, we could obtain additional capital on terms more favorable than those provided by the warrants and options.

         We cannot predict the actual number of shares of our stock that may be issued upon conversion of the debentures, which depends on:

         o the conversion price in effect from time to time during the term of the debentures;

         o  the timing of any conversion; and

         o the decision by us to make any payments of interest in the form of shares of common stock.

         However, the maximum number of shares of our common stock that we can issue upon conversion of the debentures and payment of interest without stockholder approval is 1,939,419 shares. The conversion price of the debentures could be substantially below the market price of our common stock on any date of conversion.

We will record charges to operations in the event shares of our stock are released from escrow.

         498,285 shares of common stock were deposited in escrow pursuant to an escrow agreement in connection with our initial public offering in March 1997. These shares will be released from escrow if:

         o we attain certain revenue levels for the year ending December 31, 1999; or

         o the common stock trades at certain levels for any 30 consecutive trading days, commencing in April 1999.

         In the event of the probable release of the escrow shares, we will recognize during the period in which the specified revenue levels are probable of being met or stock levels achieved, a substantial non-cash charge to operations, equal to the then fair value of these shares. The position of the Securities and Exchange Commission is that in the event any shares are released from escrow to stockholders who are our officers, directors, employees or consultants, we will record a non-cash compensation charge in our financial statements. We cannot deduct this charge to operations for income tax purposes. This charge would significantly increase our loss or reduce or eliminate earnings, if any, at such time.

         For example, if at the time of the release of the escrow shares our stock price was $14.00, we recognize compensation expense of approximately $2.2 million. The recognition of this compensation expense may depress the market price of our common stock. We cannot predict whether our revenues or our stock price will attain the targets that would enable the shares to be released from escrow.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.  Financial Statements

An index to Consolidated Financial Statements appears on page F-1.

    2.  Schedules

All financial statement schedules are omitted because they are not applicable, not required under the instructions or all the information required is set forth in the financial statements or notes thereto.

(b) Reports on Form 8-K

We filed a report on Form 8-K on January 11, 1999 reporting information under
Item 5.

 (c) Exhibits

Exhibit Number                    Description
--------------                    -----------
  3.1     -   Amended and Restated Certificate of Incorporation of the
              Registrant (1)
  3.1(a)  -   Amended and Restated Certificate of Incorporation (10)
  3.2     -   Amended and Restated By-laws of the Registrant
  4.1     -   Form of Warrant Agreement (1)
  4.2     -   Form of Underwriter's Warrant (1)
  4.3     -   Warrant issued to Vertical Financial Holdings (one in a series of warrants with identical terms) (1)
  4.4     -   Warrant issued to Stockholders (one in a series of warrants with identical terms) (1)
  4.5     -   Escrow Agreement (1)
  10.1    -   Participation Agreement dated as of March 5, 1998 by and among
              Communication Systems, IAT AG, Dr. Viktor Vogt, and HIBEG (5)
  10.2    -   Spinoff Agreement dated as of March 5, 1998 by and among IAT GmbH and Communications Systems (5)
  10.3    -   Agreement concerning the Assignment and Transfer of Corporate
              Shares dated as of March 5, 1998 by and among HIBEG, IAT GmbH, and
              IAT AG (5)
  10.4    -   Loan Transfer Agreement dated as of March 5, 1998 by and among
              HIBEG, IAT GmbH, and Communications Systems (5)
  10.5    -   Option Agreement dated as of March 5, 1998 by and among Dr. Viktor
              Vogt and HIBEG (5)
  10.6    -   Spinoff Agreement dated as of March 11, 1998 by and among the
              Company, Dr. Viktor Vogt, and Swiss Newco (5)
  10.7    -   Transfer Agreement dated as of March 11, 1998 by and among the
              Company, IAT AG, Dr. Viktor Vogt, and IAT Communications AG (5)

  10.8    -   Agreement on the Acquisition of Assets dated as of March 18, 1998 between IAT AG and Swiss Newco (5)
  10.9    -   Restructuring Agreement dated as of March 5, 1998 by and among IAT
              GmbH, IAT AG, Dr. Vogt and HIBEG (5)
  10.10   -   Amendment to the Transfer Agreement dated as of March 24, 1998 by and among the Company, IAT AG, Dr. Viktor Vogt and IAT
              Communication AG (6)
  10.11   -   Promissory Note dated March 24, 1998 by IAT Communication AG to the Company (6)
  10.12   -   Promissory Note dated March 24, 1998 by IAT Communication AG to
              Dr. Viktor Vogt (6)
  10.13   -   Promissory Note dated March 24, 1998 by IAT Communication AG to
              IAT AG (6)
  10.14   -   Cooperation Agreement, dated March 18, 1996, by and between
              Olympus Optical (Europe) GmbH and IAT Deutschland GmbH (1)
  10.15   -   Loan Agreement for Current Account Credit Lines between IAT
              Deutschland GmbH and Volksbank Sottrum AG (1)
  10.16   -   Agreement, dated September 1, 1992, by and between Grissemann
              Consulting SA and IAT AG (1)
  10.17   -   Addendum to the Agreement of September 1, 1992, dated December 14,
              1994, by and between Grissemann Consulting SA and IAT AG (1)
  10.18   -   Employment Contract, dated as of July 1, 1993, by and between IAT
              AG and Mr. Franz Muller (1)
  10.19   -   Amendment No. 1 to Stock Purchase Agreement, dated as of October
              4, 1996, by and among IAT Multimedia, Inc. (formerly known as IAT
              Holdings, Inc.), IAT AG, IAT Deutschland GmbH Vertical Financial
              Holdings, and the stockholders of IAT AG (1)
  10.20   -   Amendment No. 1 to Marketing Agreement, dated as of October 24,
              1996, by and between IAT Multimedia, Inc. (formerly known as IAT
              Holdings, Inc.) and General Capital (1)
  10.21   -   Letters of Consent dated December 20, 1996 (1)
  10.22   -   Registration Rights Agreement, dated February 27, 1997, between the Company, Vertical Financial Holdings and Viktor Vogt (1)
  10.23   -   Amendment No. 1 to the Joint Development and Cross License
              Agreement, dated June 2, 1997, between Texas Instruments
              Incorporated and IAT AG (2)
  10.24   -   Registration Rights Agreement, dated February 27, 1997, between the Company, Vertical Financial Holdings, and Klaus-Dirk Sippel
              (1)
  10.25   -   License Agreement, dated June 2, 1997, between Texas Instruments
              Incorporated and IAT AG (2)
  10.26   -   Registration Rights Agreement, dated February 27, 1997 between the
              Company, Vertical Financial Holdings, and Walter Glas GmbH (1)
  10.27   -   Purchase Agreement, dated November 13, 1997, by and between IAT
              Multimedia, Inc. and Dr. Alfred Simmet (3)
  10.28   -   Irrevocable Letter of Credit and Indemnity, dated November 7,
              1997, by and between IAT Multimedia, Inc. and Citibank, N.A. (3)
  10.29   -   Consulting Agreement, dated July 18, 1997, by and between IAT
              Multimedia, Inc. and Arnold J. Wasserman (4)
  10.30   -   Amendment to Consulting Agreement between the Company and Arnold
              J. Wasserman, dated March 2, 1998. (7)

  10.31   -   Retainment Agreement, dated August 25, 1997, by and between IAT
              Multimedia, Inc. and Reiner Hallauer (4)
  10.32   -   Stock Option Agreement for Arnold J. Wasserman, dated July 18,
              1997, by and between IAT Multimedia, Inc. and Arnold J. Wasserman
              (4)
  10.33   -   Stock Option Agreement for Reiner Hallauer, dated August 25, 1997, by and between IAT Multimedia, Inc. and Reiner Hallauer (4)
  10.34   -   Management Contract, dated as of November 13, 1997, by and between
              FSE Computer Handel-Verwaltungs GmbH and Dr. Alfred Simmet (4)
  10.35   -   Credit Agreement, dated as of February 5, 1996, by and between IAT
              AG and Swiss Bank Corporation (4)
  10.36   -   Agreement by and between Swiss Bank Corporation and IAT
              Multimedia, Inc. (4)
  10.37   -   License Agreement, dated as of July 2, 1997, by and between IAT AG and Proton Communications Technologies Inc. (4)
  10.38   -   License Agreement, dated as of July 23, 1997, by and between IAT
              AG and Sony Electronics Inc. (4)
  10.39   -   Consent of Sony Electronics Inc. (4)
  10.40   -   License Agreement, dated as of June 12, 1997, by and between IAT
              Multimedia, Inc. and Precision Digital Images Corporation (4)
  10.41   -   Development Agreement, dated as of June 20, 1997, by and between
              IAT Multimedia, Inc, and Precision Digital Images Corporation (4)
  10.42   -   Letter of Intent, dated November 18, 1997, by and between Olympus
              Co. (Europe) GmbH and IAT Deutschland GmbH (4)
  10.43   -   Annex to the OKI Semiconductor Gate Array, Standard Cell,
              Macrocell Products Development and Purchase Agreement, dated as of
              June 5, 1997, by and among IAT Multimedia, Inc., Precision Digital
              Images Corporation and OKI Semiconductor (4)
  10.44   -   Settlement Agreement, dated November 12, 1997, by and between IAT
              Deutschland GmbH, IAT Multimedia, Inc. and Mr. Wilhelm Gudauski
              (4)
  10.45   -   Letter of Termination from Deutsche Telekom (4)
  10.46   -   Letter of Termination from IBM Deutschland (4)
  10.47   -   Agreement dated as of December 22, 1997 by and among Richard
              Suter, Klaus-Dirk Sippel and Cornelius Holthuizen, IAT AG and IAT
              Multimedia, Inc. (4)
  10.48   -   Amended and Restated Agreement dated as of December 22, 1997 by and among Richard Suter, Klaus-Dirk Sippel and Cornelius
              Holthuizen, IAT AG and IAT Multimedia, Inc. (4)
  10.49   -   Amendment No. 1 to Stock Option Agreement for Arnold J. Wasserman
              (4)
  10.50   -   Amendment No. 1 to Stock Option Agreement for Reiner Hallauer (4)
  10.51   -   Securities Purchase Agreement, dated as of June 19, 1998, by and among IAT Multimedia, Inc., JNC Opportunity Fund Ltd. and JNC
              Strategic Fund, Ltd. (8)
  10.52   -   Registration Rights Agreement, dated as of June 19, 1998, by and among IAT Multimedia, Inc., JNC Opportunity Fund Ltd. and JNC
              Strategic Fund, Ltd. (8)
  10.53   -   5% Convertible Debenture due 2008, dated as of June 19, 1998, issued by IAT Multimedia, Inc. (8)
  10.54   -   Form of Warrant, attached as exhibit to Securities Purchase
              Agreement (exhibit 10.51 hereto) (8)

  10.55   -   Agreement dated October 27, 1998 between Registrant and Axel
              Hundt, the sole shareholder of Columbus Handels-und Vertrieb GmbH
              & Co. KG and Columbus Handels-und Vertrieb GmbH (9)
  10.56   -   Exchange Agreement dated as of December 31, 1998 by and among the
              Registrant, JNC Opportunity Fund Ltd. and JNC Strategic Fund Ltd.
              (10)
  10.57   -   Executive Employment Agreement dated as of September 1, 1998 between IAT AG and Jacob Agam
  10.58   -   Employment Agreement dated as of February 18, 1999 between IAT AG and Nico Hildebrand
  10.59   -   Sublease Agreement dated as of January 29, 1999 between the
              Registrant and Petrini, N.V. for offices located at 70 East 55th
              Street, New York, New York 10022
  10.60   -   Purchase Agreement dated February 12, 1999 between the Registrant and Dr. Alfred Simmet
  21.1    -   List of Subsidiaries of Registrant
  27.1    -   Financial Data Schedule

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-18529) as filed on December 23, 1996, as amended

(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed on November 14, 1997

(3) Incorporated by reference to the Company's Current Report on Form 8-K as filed on November 26, 1997

(4) Incorporated by reference to the Company Registration Statement on Form S-1 (Reg. No. 333-41835) as filed on December 10, 1997 as amended

(5) Incorporated by reference to the Company's Current Report on Form 8-K as filed on March 20, 1998

(6) Incorporated by reference to the Company's Current Report on Form 8-K/A as filed on April 3, 1998

(7) Incorporated by reference to the Company's Annual Report on Form 10-K as filed on April 15, 1998

(8) Incorporated by reference to the Company's Current Report on Form 8-K as filed on July 1, 1998

(9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed on November 15, 1998

(10) Incorporation by reference to the Company's Current Report on Form 8-K as filed on January 11, 1999

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE




Independent Auditors' Report                                             F-2

Consolidated Financial Statements

    Consolidated Balance Sheets                                          F-3

    Consolidated Statements of Operations                                F-4

    Consolidated Statements of Stockholders' Equity (Deficit)            F-5

    Consolidated Statements of Cash Flows                              F-6-7

    Notes to Consolidated Financial Statements                        F-8-19

Financial Statement Schedule
    Schedule II - Valuation and Qualifying Accounts
    for the Years Ended December 31, 1998, 1997
    and 1996                                                             S-1


Note:
  (a) All other schedules are not submitted because they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
IAT Multimedia, Inc.


We have audited the accompanying consolidated balance sheets of IAT Multimedia, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit), cash flows, and financial statement schedule for each of the three years in the period ended December 31, 1998. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IAT Multimedia, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                               ROTHSTEIN, KASS & COMPANY, P.C.


Roseland, New Jersey
March 25, 1999

                      IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                 December 31,
                                                                    ----------------------------------------
                                                                          1998                  1997
                                                                    ------------------    ------------------

                                     ASSETS
Current assets:
 Cash and cash equivalents                                          $       5,614,182     $       5,472,928
 Investments                                                                  750,000             2,726,865
 Accounts receivable, less allowance for doubtful
  accounts of $166,159 in 1998 and $71,111 in 1997                          1,564,945             1,258,914
 Inventories                                                                2,359,896             1,699,338
 Other current assets                                                         396,924               277,057
 Assets held for disposition                                                                      1,077,920
                                                                   ------------------    ------------------

  Total current assets                                                     10,685,947            12,513,022

Equipment and improvements, net                                               578,939               633,605

Other assets:
 Other receivables                                                            580,385
 Notes receivable from affiliates                                             562,286
 Excess of cost over net assets acquired, net                               4,155,972             3,373,254
 Other assets                                                                 300,541               139,635
                                                                   ------------------    ------------------
                                                                   $       16,864,070    $       16,659,516
                                                                   ==================    ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Note payable, bank                                                 $                     $         449,121
 Accounts payable                                                           2,696,911             1,803,389
 Other current liabilities                                                  1,104,774             1,846,493
 Loans  payable, stockholders                                                                     2,339,451
 Liabilities held for disposition                                                                 1,640,029
 Deferred income taxes payable                                                                      311,347
                                                                    -----------------     -----------------

  Total current liabilities                                                 3,801,685            8,389,830
                                                                    -----------------     -----------------

Convertible debentures                                                      3,000,000
                                                                    ------------------    -----------------

Minority interest                                                              72,079               174,007
                                                                    -----------------     -----------------

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.01 par value,
  authorized 10,000,000 shares, none issued
 Common stock, $.01 par value,
  authorized 50,000,000 shares,
  issued 10,048,826 in 1998 and 9,751,949
  shares in 1997                                                              100,488                97,519
 Capital in excess of par value                                            30,416,979            27,103,657
 Accumulated deficit                                                      (20,982,472)          (19,239,283)
 Accumulated other comprehensive income                                       661,571               340,046
 Treasury stock (50,000 shares)                                              (206,260)             (206,260)
                                                                   ------------------    ------------------
  Total stockholders' equity                                                9,990,306             8,095,679
                                                                   ------------------    ------------------

                                                                   $       16,864,070    $       16,659,516
                                                                   ==================    ==================


          See accompanying notes to consolidated financial statements.

                      IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                Years Ended December 31,
                                                              --------------------------------------------------------------
                                                                     1998                 1997                  1996
                                                              -------------------   ------------------    ------------------
Net sales                                                     $       38,339,643    $       5,879,820     $       1,193,302
Cost of sales                                                         35,465,080            5,167,198               811,771
                                                              -------------------   ------------------    ------------------

Gross margin                                                           2,874,563              712,622               381,531
                                                              -------------------   ------------------    ------------------

Operating expenses:
 Research and development costs, net                                                        2,425,580             2,330,638
 Selling expenses                                                      2,821,248            2,599,663             1,462,191
 General and administrative expenses                                   2,065,828            2,486,443             1,494,858
 Non-recurring spin-off expenses                                          45,652              350,000
                                                              -------------------   ------------------    ------------------


                                                                       4,932,728            7,861,686             5,287,687
                                                              -------------------   ------------------    ------------------

Operating loss                                                        (2,058,165)          (7,149,064)           (4,906,156)
                                                              -------------------   ------------------    ------------------

Other income (expense):
 Interest income                                                         360,623              484,394
 Interest expense                                                       (584,510)            (232,518)             (213,136)
 Other income                                                             17,584               36,662                10,814
 Minority interest in net (income) loss of subsidiaries                  109,569              (33,685)
                                                              -------------------   ------------------    ------------------

                                                                         (96,734)             254,853              (202,322)
                                                              -------------------   ------------------    ------------------

Loss before income taxes (benefit)                                    (2,154,899)          (6,894,211)           (5,108,478)
Income taxes (benefit)                                                  (411,710)
                                                              -------------------   ------------------    ------------------

Net loss                                                              (1,743,189)          (6,894,211)           (5,108,478)
Preferred stock dividends                                                                     (51,625)
                                                              -------------------   ------------------    ------------------

Net loss applicable to common stock                           $       (1,743,189)   $      (6,945,836)    $      (5,108,478)
                                                              ===================   ==================    ==================

Basic and diluted loss per share of common stock              $             (.19)   $            (.84)    $            (.89)
                                                              ===================   ==================    ==================

Weighted average number of
 common shares outstanding                                             9,327,144            8,260,709             5,751,715
                                                              ===================   ==================    ==================


                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Net loss                                                      $       (1,743,189)   $      (6,894,211)    $      (5,108,478)
Other comprehensive income -
 foreign currency translation adjustments                                321,525              173,516               376,268
                                                              -------------------   ------------------    ------------------

Comprehensive loss                                            $       (1,421,664)   $      (6,720,695)    $      (4,732,210)
                                                              ===================   ==================    ==================


          See accompanying notes to consolidated financial statements

                      IAT MULTIMEDIA, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                        YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                       -----------------------------------------------------------------------------------------------------------
                                                                                        Accumulated
                                Common Stock              Capital in                       Other                         Total
                       --------------------------------   Excess of      Accumulated   Comprehensive   Treasury      Stockholders'
                             Shares          Amount       Par Value        Deficit        Income         Stock          Equity
                       ------------------- ------------ -------------   -------------  -------------   ---------    -------------

Balances, January 1,
 1996                           3,500,000  $    35,000  $    6,472,051  $   (7,184,969) $  (209,738) $         --  $    (887,656)

Issuance of common
  stock                           875,000        8,750       1,530,833                                                 1,539,583

Change in cumulative
 translation adjustments                                                                    376,268                      376,268

Net loss                                                                    (5,108,478)                               (5,108,478)
                             ------------- ------------ --------------- --------------- ------------ ------------- --------------

Balances, December 31,
 1996                           4,375,000       43,750       8,002,884     (12,293,447)     166,530            --     (4,080,283)

Issuance of common
  stock                         5,376,949       53,769      19,100,773                                                19,154,542

Change in cumulative
 translation adjustments                                                                    173,516                      173,516

Dividends                                                                      (51,625)                                  (51,625)

Acquisition of treasury
  stock (50,000 shares)                                                                                  (206,260)      (206,260)

Net loss                                                                    (6,894,211)                               (6,894,211)
                            -------------- ------------ --------------- --------------- ------------ ------------- --------------

Balances, December 31,
 1997                           9,751,949       97,519      27,103,657     (19,239,283)     340,046      (206,260)     8,095,679

Issuance of common
  stock                           296,877        2,969       2,281,943                                                 2,284,912

Change in cumulative
 translation adjustments                                                                    321,525                      321,525

Stock options issued
 for services                                                  119,100                                                   119,100

Discount on convertible
 debentures                                                    448,277                                                   448,277

Contributions of capital
 by stockholders                                               464,002                                                   464,002

Net loss                                                                    (1,743,189)                               (1,743,189)
                           --------------- ------------ --------------- --------------- ------------ ------------- --------------

Balances, December 31,
 1998                          10,048,826  $   100,488 $    30,416,979  $  (20,982,472) $   661,571  $   (206,260) $   9,990,306
                           =============== =========== ================ =============== ============ ============= ==============

          See accompanying notes to consolidated financial statements

                      IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Years Ended December 31,
                                                              --------------------------------------------------------------
                                                                     1998                 1997                  1996
                                                              -------------------   ------------------    ------------------
Cash flows from operating activities:
 Net loss                                                      $       (1,743,189)   $      (6,894,211)    $      (5,108,478)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
  Discount on convertible debenture                                       448,277
  Depreciation and amortization                                           575,368              459,287               230,134
  Common stock issued for services                                         37,500               22,500
  Minority interest                                                      (109,569)              33,685
  Deferred income taxes                                                  (387,641)
  Increase (decrease) in cash attributable
   to changes in assets and liabilities:
   Accounts receivable                                                    459,309              537,428               216,016
   Inventories                                                            339,046              (30,926)              (34,002)
   Other current assets                                                    81,457             (121,509)               (8,480)
   Other assets                                                           (32,430)              92,581               (96,667)
   Accounts payable and other current liabilities                      (1,685,999)             595,397               194,949
                                                              -------------------   ------------------    ------------------

Net cash used in operating activities                                 (2,017,871)          (5,305,768)           (4,606,528)
                                                              -------------------   ------------------    ------------------

Cash flows from investing activities:
 Acquisition of business, net of cash acquired                        (1,261,755)          (1,005,678)
 Loans to and investments in, affiliated companies                      (721,348)
 Purchase of equipment and improvements                                 (235,328)            (418,297)             (370,780)
 Proceeds from sale (payments for purchase) of investments             1,976,865           (2,726,865)
                                                              -------------------   ------------------    ------------------

Net cash used in investing activities                                   (241,566)          (4,150,840)             (370,780)
                                                              -------------------   ------------------    ------------------

Cash flows from financing activities:
 Cash held for disposition                                                                     (1,654)
 Proceeds from (repayments of) loans payable, stockholders            (2,333,101)          (1,090,657)            1,931,250
 Proceeds from issuance of convertible debentures                      3,000,000
 Deferred registration costs                                                                 (133,920)             (276,525)
 Payment of preferred stock dividends                                                         (51,625)
 Proceeds from issuance of common stock                                1,607,052           17,079,849             1,539,583
 Proceeds form issuance of preferred stock                                                                        1,400,000
 Capital contributions, stockholders                                     464,002
 Repayment of loan payable                                                                   (310,362)
 Purchase of treasury stock                                                                  (206,260)
 Proceeds from (repayments of) short-term bank loan                     (445,696)            (709,321)              473,235
                                                              ------------------   ------------------    ------------------

Net cash provided by financing activities                              2,292,257           14,576,050             5,067,543
                                                              -------------------   ------------------    ------------------

Effect of exchange rate changes on cash                                  108,434               88,825               (24,453)
                                                              -------------------   ------------------    ------------------

Net increase in cash and cash equivalents                                141,254            5,208,267                65,782
Cash and cash equivalents, beginning of year                           5,472,928              264,661               198,879
                                                              -------------------   ------------------    ------------------

Cash and cash equivalents, end of year                        $        5,614,182    $       5,472,928     $         264,661
                                                              ===================   ==================    ==================


          See accompanying notes to consolidated financial statements

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                                                                                Years Ended December 31,
                                                              --------------------------------------------------------------
                                                                     1998                 1997                  1996
                                                              -------------------   ------------------    ------------------
Supplemental disclosures of cash flow information:
 cash paid during the year for interest                       $           69,921    $         243,365     $         162,473
                                                              ===================   ==================    ==================

 Cash paid during the year for income taxes                   $           98,998    $              --     $              --
                                                              ===================   ==================    ==================


Supplemental schedules of noncash investing and
 financing activities:
 Issuance of shares of common stock
  related to acquisitions                                     $          753,472    $         928,718     $              --
                                                              ===================   ==================    ==================

 Issuance of note payable related to acquisition              $               --    $         890,000     $              --
                                                             ===================   ==================    ==================

 Conversion of Series A Convertible Preferred Stock
  into 1,875,000 shares of common stock                       $               --    $       1,400,000     $              --
                                                             ===================   ==================    ==================

 Spin-off of net assets and liabilities
  held for disposition                                        $          562,109    $              --     $              --
                                                             ===================   ==================    ==================

 Decrease in loans payable, stockholders
  and goodwill relating to an acquistion                      $        1,502,994    $              --     $              --
                                                             ===================   ==================    ==================


          See accompanying notes to consolidated financial statements

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -   BUSINESS AND ORGANIZATION:

           IAT Multimedia, Inc. ("IAT") was incorporated under the laws of Delaware in September 1996. During October 1996, IAT issued 4,375,000 shares of its common stock for 100% of the outstanding shares of common stock of IAT AG, a corporation organized under the laws of Switzerland, in a transaction accounted for as a pooling of interests. IAT, through its recent acquisitions (Note 3), markets in Germany high performance personal computers assembled according to customer specifications, computer hardware, components and peripherals mainly to wholesale and retail businesses through telephone and mail order sales. In addition, IAT licenses its visual communications technology to ALGO Vision Schweiz (Note 4).


NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

           PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of IAT, its wholly-owned subsidiaries IAT AG, Switzerland ("IAT AG"), IAT Deutschland GmbH Interactive Medien Systeme Bremen ("IAT GmbH"), and the General Partner of FSE Computer-Handel GmbH & Co. KG (FSE), and 80% of the limited partnership interest of FSE, and 100% of both the General Partner of and the limited partnership interests in Columbus-Computer-Handels und Vertriebs GmbH & Co. KG ("Columbus") (Note 3) (collectively the "Company"). All intercompany accounts and transactions have been eliminated.

           CASH AND CASH EQUIVALENTS - The Company maintains its cash and cash equivalents with financial institutions in accounts which at times may exceed insured limits. The Company has not experienced any losses in such accounts and believes it is not subject to any significant credit risk on cash. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

           INVESTMENTS - The Company's investments in certificates of deposit are carried at cost which approximates fair value.

           INVENTORIES - Inventories are valued at the lower of cost, on the first-in, first-out (FIFO) method, or market.

           REVENUE RECOGNITION - Revenues from the sale of personal computers, computer hardware, components, peripherals and communications systems are recognized upon shipment to customers.

           USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

           EQUIPMENT AND IMPROVEMENTS - Equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:

             Operating and office equipment                 2-5 years
             Office furniture and fixtures,
               including automobiles                        3-8 years
             Leasehold improvements               Life of the respective lease

           DEFERRED FINANCING COSTS - Deferred financing costs are being amortized using the straight-line method over the life of the related financing.

           IMPAIRMENT OF LONG-LIVED ASSETS - The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment is the amount by which the carrying value of the asset exceeds its fair value.

           EXCESS OF COST OVER NET ASSETS ACQUIRED - Goodwill represents the excess of cost over the fair market value of net assets of acquired businesses and is amortized over a period of 10 years from the acquisition date. The Company monitors the cash flows of the acquired operations to assess whether any impairment of recorded goodwill has occurred. Amortization for the years ended December 31, 1998, 1997 and 1996 was approximately $287,000, $45,000 and nil, respectively.

           FOREIGN CURRENCY TRANSLATION - The Company has determined that the local currency of its Switzerland subsidiary, Swiss Francs, is the functional currency for IAT AG and IAT GmbH and the Deutsch Mark is the functional currency for FSE and Columbus. The financial statements of the subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 (SFAS 52), "Foreign Currency Translation". SFAS 52 provides that all balance sheet accounts are translated at year-end rates of exchange (1.37 and 1.45 Swiss Francs and 1.67 and 1.80 Deutsch Marks for each U.S. dollar at December 31, 1998 and 1997, respectively), except for equity accounts which are translated at historical rates. Income and expense accounts and cash flows are translated at the average of the exchange rates in effect during the year. The resulting translation adjustments are included as a separate component of other comprehensive income in the statements of stockholders' equity (deficit), whereas gains or losses arising from foreign currency transactions are included in results of operations.

           FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair value of the Company's assets and liabilities which qualify as financial instruments under Statement of Financial Accounting Standards No. 107 approximate the carrying amounts presented in the consolidated balance sheets.

           STOCK OPTIONS - The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". SFAS 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations with pro forma disclosure of what net income (loss) and earnings (loss) per share would have been had the Company adopted the new fair value method. The Company accounts for its stock based compensation plans in accordance with the provisions of APB 25.

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

           INCOME TAXES - The Company complies with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes", which requires an asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed based on differences between the financial reporting and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

           RESEARCH AND DEVELOPMENT COSTS - Research and development expenditures conducted for internal purposes are expensed as incurred. The expenditures include the following cost elements directly relating to research and development: materials costs, equipment and facilities depreciation, personnel costs, contract services and certain general and administrative expenses. Software development costs incurred subsequent to establishment of technological feasibility have not been material. In addition, the Company had entered into various agreements relating to the joint development of the Company's video conferencing products. In accordance with these agreements, the Company and its counterparts each have rights for the use of the developed technology. Reimbursed research and development costs for the years ended December 31, 1998, 1997 and 1996 were nil, $97,397 and $398,177, respectively.

           MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY - The Company records the minority interest in its consolidated subsidiary at the cost of the investment, adjusted for the income (loss) of the subsidiary. Losses, however, will be recorded only to the extent of the original investment and previously recognized equity in earnings, if any.

           LOSS PER COMMON SHARE - Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS
           128), "Earnings Per Share." SFAS 128 requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares includes shares issued within one year of the Company's initial public offering (IPO) with an issue price less than the IPO price, and excludes shares of common stock placed in escrow upon the completion of the IPO. In addition, all shares have been adjusted to reflect the reverse stock split discussed in Note 10. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Prior period loss information has been restated as required by SFAS No.
           128. Diluted loss per common share is the same as basic loss per common share for the years ended December 31, 1998, 1997 and 1996. At December 31, 1998, 1997 and 1996, the Company has unexercised stock options to purchase 530,000, 145,000 and nil shares, respectively, and has unexercised common stock purchase warrants to purchase 2,771,726, 2,683,485 and 2,348,485 shares, respectively. These unexercised options and warrants were not included in the computations of diluted loss per share because their effect would have been antidilutive as a result of the Company's losses.

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 -   ACQUISITIONS:

           In October 1998, the Company acquired 100% each of the general partner and of the limited partnership interests in Columbus. Columbus markets in Germany computer hardware, components, peripherals and accessories, as well as standard software mainly to wholesale and retail businesses through telephone and mail-order sales. The aggregate purchase price was $2,588,060, comprised of $1,693,908 in cash, the issuance of 98,622 shares of the Company's common stock valued at fair market value of $7.64 per share, $140,680 of acquisition costs and the assumption of liabilities of $2,041,183. In addition, the Company has issued the seller a conditional guarantee on the market value of the Company's common stock issued in connection with the acquisition, if sold prior to four years from issuance. The agreement requires the Company to issue a maximum of 17,296 additional shares of common stock, if the sales proceeds of the 98,622 shares are less than 1,250,000 Deutsch Mark (approximately $753,000). As of December 31, 1998, no additional shares of common stock were issued.

           In November 1997, the Company acquired the general partner of FSE and 80% of the limited partnership interest of FSE from the sole limited partner. FSE markets in Germany high performance personal computers ("PC's") assembled according to customer specifications and sold under the trade name Trinology, as well as components and peripherals for PC's. The aggregate purchase price was $4,074,653, comprised of $1,857,225 in cash, the issuance of a promissory note for $928,608, the issuance of 146,949 shares of the Company's common stock valued at fair market value of $6.32 per share, $360,212 of acquisition costs and the assumption of liabilities of $4,438,547. Pursuant to the purchase agreement, the seller has agreed to reimburse the Company approximately $1,500,000 based upon the difference between the guaranteed EBITDA of FSE for 1998 and the actual EBITDA of FSE. Therefore, the Company has reduced goodwill by this amount, reduced loans payable, stockholders by approximately $920,000 and recorded a receivable of approximately $580,000. This receivable will be offset against the payment due for the acquisition of the remaining 20% interest in the FSE Limited Partnership.

           The acquisitions were accounted for as purchases and the purchase prices were allocated on the basis of the relative fair values of the assets acquired and the liabilities assumed, as follows:


                                                  COLUMBUS             FSE

           Cash                                  $ 682,434         $1,139,645
           Accounts receivable                     693,862          1,596,341
           Inventories                             887,896          1,696,997
           Prepaid expenses                                            11,638
           Equipment                                65,457            673,276
           Goodwill                              2,299,594          3,577,086
           Minority interest                                         (181,783)
           Liabilities assumed                  (2,041,183)        (4,438,547)
                                             -------------     --------------

                                                $2,588,060         $4,074,653
                                             =============     ==============

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3 -   ACQUISITIONS (CONTINUED):

           The following unaudited pro forma condensed statements of operations for 1998 and 1997 give effect to the acquisitions as if they had occurred on January 1 of each year:

                                                    1998             1997
                                                ------------     ------------

           Net sales                            $ 66,067,865     $ 60,831,044
                                                ============     ============

           Net loss                             $ (1,105,958)    $ (6,673,062)
                                                ============     ============

           Basic and diluted loss per share             (.12)            (.79)
                                                ============     ============

           Weighted average number of common
           shares outstanding                      9,408,203        8,487,911
                                                ============     ============

           EBITDA                               $   (372,776)    $ (5,308,909)
                                                ============     ============

NOTE 4 - SPINOFFS:

           On March 6, 1998, the Company transferred the business and substantially all of the assets and the liabilities of its majority-owned subsidiary, IAT GmbH, to a newly-formed German company, ALGO Vision Systems. ALGO Vision Systems (the "German Spinoff") is substantially owned by the former co-chairman of the Board of Directors of the Company. In addition, IAT AG owns 15% of the outstanding common stock of ALGO Vision Systems. The German Spinoff was effective on January 1, 1998 and required the Company to infuse approximately $650,000 of capital. In connection with the German Spinoff, IAT AG purchased the remaining 25.1% interest in IAT GmbH from the minority stockholder for a purchase price of approximately $100,000. In addition, the Company provided ALGO Vision Systems with a loan of approximately $300,000 for working capital requirements through March 6, 1998. This loan bears interest at a rate of 5% per annum. The balance of the loan, at December 31, 1998, is approximately $140,000 which is due on or before March 31, 1999.

           On March 24, 1998, the Company transferred the business and certain of the assets and liabilities of its wholly-owned subsidiary IAT AG to a newly-formed Swiss company, ALGO Vision Schweiz. ALGO Vision Schweiz (the "Swiss Spinoff") is substantially owned by the former co-chairman of the Board of Directors of the Company. In addition, IAT AG owns 15% of the outstanding common stock of ALGO Vision Schweiz. The Swiss Spinoff was effective January 1, 1998. At closing, the Company received a note ("Purchase Note"), due
           March 24, 2001, for approximately $325,000 representing the value of the assets in excess of the liabilities that were transferred on March 24, 1998. In addition, the Company loaned ALGO Vision Schweiz $250,000 ("The Note") for operating cash flow. The Note is due the earlier of the date that ALGO Vision Schweiz raises either debt or equity financing in excess of SF 1,000,000 or March 24, 2001. Both notes provide for the payment of interest semi-annually beginning September 1, 1998 at a rate of 3% per annum. The balance of the notes at December 31, 1998 is approximately $560,000.

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5-    INVENTORIES:

           Inventories consist of the following:

                                                          DECEMBER 31,
                                                  ---------------------------
                                                     1998             1997
                                                  ----------       ----------

           Work in process                        $   70,659       $  124,445
           Purchased finished goods                2,289,237        1,574,893
                                                  ----------       ----------

                                                  $2,359,896       $1,699,338
                                                  ==========       ==========



NOTE 6 -   EQUIPMENT AND IMPROVEMENTS:

           Equipment and improvements consist of the following:


                                                         DECEMBER 31,
                                                ---------------------------
                                                   1998              1997
                                                ---------         ---------

           Automobiles                          $  95,202         $  83,110
           Operating and office equipment         507,795           339,686
           Office furniture and fixtures           15,133            14,040
           Leasehold improvements                 301,880           231,993
                                                ---------         ---------

                                                  920,010           668,829
           Less accumulated depreciation
            and amortization                      341,071            35,224
                                                ---------         ---------

                                                $ 578,939         $ 633,605
                                                =========         =========


NOTE 7 -   CONVERTIBLE DEBENTURES:

           The Company entered into a securities purchase agreement (the "Purchase Agreement"), dated as of June 19, 1998, with two purchasers (the "Investors"). The transaction consisted of the issuance of 198,255 shares of the Company's Common Stock and $3 million aggregate principal amount of the Company's 5% Convertible Debentures due 2001 ("Debentures") for $5 million.

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7 -   CONVERTIBLE DEBENTURES (CONTINUED):

           The Debentures are immediately convertible into shares of common stock at the option of either the Company (subject to certain limitations) or the Investors. The holder of shares of common stock issued upon conversion, at the option of the Investors, are prohibited from selling the shares prior to March 16, 1999; thereafter, sales by the Investors are subject to certain volume limitations. Any portion of the Debentures remaining unconverted on October 27, 2000 shall convert automatically into shares of common stock. The number of shares of common stock issuable upon conversion of the Debentures is the lesser of (i) 120% of the average of the closing bid prices from the five trading days immediately preceding the Original Issue Date (as defined in the Purchase Agreement) and
           (ii) 87% of the average of the five lowest closing bid prices during the 15 trading days immediately preceding the conversion date. The Company recorded a discount on the Debentures due to the conversion features of approximately $450,000 which is included in interest expense for the year ended December 31, 1998.


NOTE 8 -   OTHER CURRENT LIABILITIES:

           Other current liabilities consist of the following:


                                                               DECEMBER 31,
                                                   ----------------------------
                                                       1998             1997
                                                   ----------        ----------

           Value added and income taxes            $  333,177        $  147,060
           Payroll taxes                              109,171            80,826
           Professional fees                          159,449           523,297
           Non-recurring spinoff expenses                               350,000
           Other current liabilities                  502,977           745,310
                                                   ----------        ----------

                                                   $1,104,774        $1,846,493
                                                   ==========        ==========

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9 -   LOANS PAYABLE, STOCKHOLDERS:

           Loans payable, stockholders consisted of the following at December 31, 1997:


        Unsecured loan payable to a stockholder
         bearing interest at 8% per annum and paid
         in January 1998.  The loan was subordinated to
         to all other creditor claims.                              $   448,276

        Loan payable to a stockholder relating to the
         purchase of FSE and paid in March 1998. The loan was
         collateralized by a letter of credit.                          890,000

        Loan payable to a limited partner of FSE, bearing interest at 2% above the current German Bundesbank annual discount
         rate and due on  demand, subject to certain financial
         covenants.                                                   1,001,175
                                                                    -----------
                                                                    $ 2,339,451
                                                                    ===========



NOTE 10 -  STOCKHOLDERS' EQUITY:

           In June 1998, in connection with the issuance of the Convertible Debentures, the Company issued 198,255 shares of common stock for proceeds of $1,524,454, net of commissions and offering expenses of $475,546. In addition, the Company issued five-year warrants to purchase 88,241 shares of common stock at a price of $13.25 per share, which is 120% of the Average Price (the "Warrants") to the Investors and the placement agent.

           In exchange for IAT assuming the obligations of IAT AG under the Swiss bank note, the bank transferred the guarantees of certain stockholders of the Company to the Company. In December 1997, the Company exercised its rights under the guarantees, and required the guarantors to agree to sell an aggregate of 120,000 shares of the Company's common stock. In March 1998, the common stock was sold for total proceeds of approximately $494,000, which was contributed to the Company as capital in excess of par value.

           In April 1997, the Company completed its IPO. Through the offering, the Company sold 3,350,000 shares of its common stock which generated net proceeds of approximately $16,803,000 after underwriter's commissions and offering expenses of approximately $3,297,000. In addition, the Company issued the underwriter warrants to purchase 335,000 shares of the Company's common stock. The warrants are exercisable at a per share price of $9.90 and expire in March
           2002. As of December 31, 1998, no warrants were exercised.

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10 -  STOCKHOLDERS' EQUITY (CONTINUED):

           In 1996, in connection with the issuance of the Company's common stock to certain former IAT AG stockholders, the Company issued warrants to purchase an aggregate of 473,485 shares of common stock, exercisable at $7.80 per share, and expiring on December 31, 2006. As of December 31, 1998, no warrants have been exercised.

           Certain of the Company's stockholders have agreed to place an aggregate of 498,285 of their shares of the Company's common stock in escrow. These shares will not be assignable or transferable (but may be voted) until such time as they are released from escrow based upon the Company meeting certain annual revenue and/or earnings levels or the common stock attaining certain price levels. All shares remaining in escrow on March 31, 2000 will be forfeited and contributed to the Company's capital. In the event the Company attains any of the thresholds providing for the release of the escrowed shares to the stockholders, the Company will recognize compensation expense for the shares released to certain stockholders, computed at the time based on the fair market value of the shares.

           In December 1996, the Board of Directors and stockholders of the Company approved a reverse stock split whereby .947 shares of common stock and preferred stock were issued for each share outstanding at that time. All share information in the consolidated financial statements has been restated to reflect such stock split.

           In October 1996, the Company issued 1,875,000 shares of Series A Convertible Preferred Stock, par value $.01 per share (Series A), for net proceeds of $1,400,000, after deducting expenses of $100,000. The Series A was converted into 1,875,000 shares of the Company's common stock upon the consummation of the Company's IPO in April 1997. At the time of conversion, the Company paid the required dividend of $51,625 ($.056 per share annualized). In addition, the Company issued warrants to purchase 1,875,000 shares of common stock, exercisable at $7.80 per share, and expiring on December 31, 2006. As of December 31, 1998, no warrants have been exercised.


NOTE 11 -  STOCK OPTIONS:

           In December 1996, the Company's Board of Directors and stockholders approved the adoption of the Company's 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan provides for the grant of 500,000 non-qualified and incentive stock options to eligible employees and advisors. The 1996 Plan is administered by the Stock Option Committee consisting of the independent directors of the Company. Each option granted pursuant to the 1996 Plan is designated at the time of grant as either an incentive stock option or as a non-qualified stock option. As of December 31, 1998 and 1997, 100,000 and nil options, respectively, have been granted under the 1996 Plan.

           During 1998, the Company entered into stock option agreements outside the 1996 Plan. The agreements provide for the issuance of non-transferable options to purchase up to an aggregate of 285,000 shares of the Company's common stock at purchase prices ranging from $4.25 to $6.00 per share, the fair market value on the dates of the grants. The options vest in installments through June 1999, as defined, and have piggy-back registration rights. As of December 31, 1998, no options have been exercised.

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 -  STOCK OPTIONS:

           In July and August 1997, the Company entered into stock option agreements outside the 1996 Plan. These agreements provide for the issuance of non-transferable options to purchase up to an aggregate of 70,000 and 75,000, respectively, shares of the Company's common stock at purchase prices of $5.00 and $6.00 per share, respectively, the fair market value on the dates of the grants. The options vest in installments through July 1999, as defined, and have piggy-back registration rights. As of December 31, 1998, no options have been exercised.

           The following summarizes the information relating to outstanding stock options during 1997 and 1998:


                                                 Number            Per
                                                   of            Option       Weighted
                                                 Shares           Price        Average
                                              ------------     ----------    ----------

Shares under option at January 1, 1997                 --    $         --    $       --
Granted in 1997                                   145,000       5.00-6.00          5.52
                                              -----------    ------------    ----------

Shares under option at December 31, 1997          145,000       5.00-6.00          5.52
Granted in 1998                                   385,000       4.25-6.00          5.50
                                              -----------    ------------    ----------

Shares under option at December 31, 1998          530,000    $  4.25-6.00    $     5.50
                                              ===========    ============    ==========


Exercisable at December 31, 1998                  381,666    $  4.25-6.00    $     5.51
                                              ===========    ============    ==========


           Had compensation cost for the Company's stock based compensation plans been determined based on the fair value at the grant dates, consistent with the provisions of SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:


                                                    1998             1997
                                               ------------      ------------

Net loss applicable to common stockholders:
 As reported                                   $ (1,743,189)     $ (6,945,836)
 Pro forma                                       (2,921,342)       (7,263,565)
Basic and diluted loss per share:
 As reported                                           (.19)             (.84)
 Pro forma                                             (.31)             (.88)


           The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for 1998 and 1997 grants, respectively: risk-free interest rate of 5% and 6%, respectively; no dividend yield; expected lives of 5 to 10 years; and expected volatility of 86% and 55%, respectively.

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12 -  DEPENDENCE UPON KEY RELATIONSHIPS:

           Approximately $923,000 of the Company's revenues for the year ended December 31, 1996, that was attributable to sales to one customer or affiliates of that customer. The Company had no significant customers in 1998 and 1997. Substantially all of the sales for the years ended December 31, 1998, 1997 and 1996, respectively, are from customers located primarily in Germany and Switzerland. At
           December 31, 1998, 1997 and 1996, substantially all of the Company's operations, operating assets and liabilities were located in Germany and Switzerland.


NOTE 13 -  INCOME TAXES:

           For the years ended December 31, 1998, 1997 and 1996, income taxes computed at the statutory federal rates differ from the Company's effective rate due to the change in the deferred tax asset valuation allowance.

           At December 31, 1998, the Company has net operating loss carryforwards ("NOL") for Swiss, German and United States income tax purposes of approximately $15,200,000, $3,984,000 and $2,500,000, respectively. The Swiss NOLs expire between 1999 and 2006, the German NOLs have no expiration date and the United States NOLs expire through 2018. As a result, at December 31, 1998 and 1997, the Company recorded deferred tax assets of approximately $6,790,000 and $5,660,000, respectively, and valuation allowances in the same amounts relating principally to the NOLs.

           SFAS 109 requires that the Company record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax asset will not be realized". The ultimate realization of this deferred tax asset depends on the ability to generate sufficient taxable income in the future.


NOTE 14 -  COMMITMENTS AND CONTINGENCIES:

           The Company has entered into operating leases for the use of office space, manufacturing facilities and equipment. Rent expense for the years ended December 31, 1998, 1997 and 1996 was approximately $123,000, $346,000 and $400,000, respectively.

           Aggregate approximate future minimum annual rental payments under these operating leases are as follows:


           YEAR ENDING DECEMBER 31,
                    1999                        $   276,000
                    2000                            277,000
                    2001                            277,000
                    2002                            138,000
                    2003                             74,000
                                                -----------

                                                $ 1,042,000
                                                ===========

                     IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 -  RELATED PARTY TRANSACTIONS:

           In connection with the sale of the Series A shares, the Company entered into a marketing agreement with an affiliate of a Series A stockholder to assist in marketing the Company's products worldwide, and to arrange financing for the Company's operations, leasing programs and distribution arrangements. The agreement provided for the payment of $500,000 for such services which is included in selling expenses in 1997.

           In January 1999, the Company entered into a sublease of office facilities with an affiliate, at an annual rent of $100,000 through January 2002.


NOTE 16 -  SUBSEQUENT EVENT:

           In January 1999, the Company exchanged the 198,255 shares of common stock issued in June 1998 for 2,000 shares of Series B Convertible Preferred Stock ("Series B"). Each share of Series B shall be convertible into shares of common stock, subject to limitations, and at the option of the holder, at any time from the issue date at $10.88 per share. The Series B shall be convertible into shares of common stock, at the option of the Company, subject to certain limitations, at any time on or after December 30, 1999, if certain conditions are met. All shares of Series B not previously converted into shares of common stock shall automatically convert in January 2002.

                      IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS


            Column A                        Column B          Column C         Column D          Column E

                                                              Additions
                                           Balance at        Charged to                         Balance at
                                            Beginning         Costs and                             End
          Description                        of Year          Expenses         Deductions         of Year
---------------------------------         --------------    --------------   --------------    --------------
Year ended December 31, 1998
 Allowance for doubtful accounts          $      71,111     $      95,048    $          --     $     166,159
                                          ==============    ==============   ==============    ==============

Year ended December 31, 1997
 Allowance for doubtful accounts          $      20,000     $      51,111    $          --     $      71,111
                                          ==============    ==============   ==============    ==============

Year ended December 31, 1996
 Allowance for doubtful accounts          $          --     $      20,000    $          --     $      20,000
                                          ==============    ==============   ==============    ==============


                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         IAT MULTIMEDIA, INC.


Dated March 31, 1999                     By: /s/ Jacob Agam
                                            -----------------------------------
                                                 Jacob Agam
                                                 Chairman and Chief Executive
                                                 Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                            TITLE                          DATE


/s/ Jacob Agam
---------------------
Jacob Agam              Chairman of the Board of Directors      March 31, 1999
                        and Chief Executive Officer
                        (principal executive officer)

/s/ Klaus Grissemann
---------------------
Klaus Grissemann        Chief Financial Officer and Director    March 31, 1999
                        (principal accounting and
                        financial officer)

/s/ Nico Hildebrand
---------------------
Nico Hildebrand         Chief Operating Officer                 March 31, 1999


/s/ Volker Walther
---------------------
Volker Walther          Director                                March 31, 1999


/s/ Viktor Vogt
---------------------
Viktor Vogt             Director                                March 31, 1999


/s/ Robert Weiss
---------------------
Robert Weiss            Director                                March 31, 1999


/s/ Erich Weber
---------------------
Erich Weber             Director                               March 31, 1999