Form 10-K/A
period 1998-12-31
IAT MULTIMEDIA INC
filed 1999-04-30
CIK 1029443

-------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                   FORM 10-K/A

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

                       DOCUMENTS INCORPORATED BY REFERENCE


See the Exhibit Index hereto.

-------------------------------------------------------------------------------

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth the names, ages and positions of our executive officers and directors:


                       Name                              Age                            Position
-------------------------------------------------------------------------------------------------------
Jacob Agam(3).....................................       43        Chairman of the Board and Chief
                                                                   Executive Officer
Klaus Grissemann(2)(3)............................       56        Director and Chief Financial Officer
Nicolaas Hildebrand ..............................       49        Chief Operating Officer
Viktor Vogt(3)....................................       51        Director
Volker Walther(1)(2)..............................       38        Director
Erich Weber(1)(2).................................       57        Director
Robert Weiss(1)(2)................................       52        Director



---------------
(1)   Member of Audit Committee
(2)   Member of Compensation Committee
(3)   Member of Underwriting Committee

      Jacob Agam has served as our Co-Chairman of the Board since our organization in October 1996 and became our Chairman and our Chief Executive Officer in April 1998. Mr. Agam is a founder and Chairman of Orida Capital, a merchant banking and venture capital firm, and the Chairman of Vertical Financial Holdings, a principal stockholder of IAT Multimedia, since 1995. Mr. Agam, in his capacity as Chairman of Orida, spends a portion of his business time providing services to companies other than IAT Multimedia. Orida provides services for Vertical pursuant to an agreement between Orida and Vertical. Mr. Agam received a law degree from Tel Aviv University in 1984 and an LLM degree in securities and corporate finance from the University of Pennsylvania in 1986.

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

      DR. VIKTOR VOGT served as a Co-Chairman of the Board and our Chief Executive Officer and President from our organization in October 1996 until March 1998. Since April 1998, Dr. Vogt has served as a director of and a consultant to IAT Multimedia. Dr. Vogt currently serves as President and is a majority shareholder of Algo Vision Schweiz and Algo Vision Systems, the newly formed corporations following the transfer of the business and certain of the assets and liabilities of our Swiss subsidiary and one of our German subsidiaries in March 1998. Dr. Vogt was a co-founder and served as Chief Executive Officer and director of IAT AG and Managing Director of IAT Deutschland GmbH Interaktive Mediem Systeme from their formations in 1989 and 1990, respectively, until March 1998. He also served as Chairman of the Board of IAT AG from October 1996 to March 1998. Prior to 1988, Dr. Vogt was Professor for mathematics and computer-science at the University of Erlangen-Nurnberg, Germany. He was a pioneer scientist at the Academy for Economics and Administration in Nurnberg in the implementation of computer science in education and published several works in the fields of multimedia, authoring and computer aided instruction (CAI) systems. Dr. Vogt received his degree in Mathematics and Physics (Dr. rer. nat.) from Friedrich-Alexander University in Erlangen in 1980.

      VOLKER WALTHER has served as a director of IAT Multimedia since December 1996. Mr. Walther currently serves as Chief Executive Officer and is the majority shareholder of Walther Glas GmbH, a glass manufacturing company in Germany which produces household glassware and gift items. Prior to becoming the Chief Executive Officer of Walther Glas GmbH in 1996, Mr. Walther served as general manager from 1993 to 1996 and buying manager from 1991 to 1993. Mr. Walther holds a degree in Business Administration from Ludwig Maximilian-University in Munich.

      DR. ERICH WEBER has served as a director of IAT Multimedia since June 1998, filling the vacancy created by the resignation of Arnold J. Wasserman. Dr. Weber's expertise is in information automation. Dr. Weber has served in management of Revi Informatik, a data processing consulting company, since 1992 following ten years as a partner and manager of electronic data processing consulting of Revisuisse Price Waterhouse, Zurich. Prior thereto, he was a department manager of infomatics for Migros Genossenschaftsbund and Alusuisse. Dr. Weber earned his doctorate in Economic Science from the University of Zurich in 1970.

      ROBERT WEISS has served as a director of IAT Multimedia since June 1998, filling the vacancy created by the resignation of Reiner Hallauer. In 1980 Mr. Weiss founded Robert Weiss Consulting, an independent electrical engineering consultancy, and has served as its President since 1980. Previously, he served nine years as a consultant to Alusuisse in its headquarters and department of research and development. Mr. Weiss received a degree in Chemistry from Technical College Winterthur in 1970.

      All directors hold office until the next annual meeting of stockholders or until their successors are elected and qualified; vacancies and any additional positions created by board action are filled by action of the existing Board of Directors. All officers serve at the discretion of the Board of Directors.

RIGHTS TO NOMINATE DIRECTORS

      So long as Vertical holds at least 10% of the 1,875,000 shares of common stock issued by us upon conversion of our Series A preferred stock in April 1997 or the 1,875,000 shares of common stock issuable upon exercise of the warrants issued to certain of our stockholders, Vertical has the right, but not the obligation, to nominate two persons as members of the management slate for election to our Board of

Directors. So long as Vertical holds at least 5% of the 1,875,000 shares of our common stock issued by us upon conversion of our Series A preferred stock in April 1997 or the 1,875,000 shares of common stock issuable upon exercise of the warrants issued to certain of our stockholders, Vertical has the right, but not the obligation to nominate one such person. Mr. Agam, our Chairman of the Board and Chief Executive Officer, was nominated by Vertical. Vertical has the right to nominate a second director to the Board of Directors. The existence of such rights increases the control over us by Vertical. See "Certain Relationships and Related Transactions -- Stock Purchase Agreement and Related Transactions."

COMMITTEES OF THE BOARD OF DIRECTORS

Audit Committee

      The Audit Committee consists of Messrs. Walther, Weber and Weiss. The primary functions of the Audit Committee are to recommend engagement of our independent public accountants and to maintain communications among such independent accounts, the Board of Directors and our internal accounting staff with respect to accounting and audit procedures, the implementation of recommendations by such independent public accountants, the adequacy of our internal controls and related matters.

Compensation Committee

      The Compensation Committee consists of Messrs. Walther, Grissemann, Weber and Weiss. The principal functions of the Compensation Committee are to review the management organization and development, review significant employee benefit programs, including bonus plans, stock option and other equity-based programs, deferred compensation plans and any other cash or stock incentive programs and advise the Board accordingly.

Underwriting Committee

      The Board of Directors has appointed Mr. Agam, Dr. Vogt and Mr. Grissemann to the Underwriting Committee. Under the provisions of the Stock Purchase Agreement, the Underwriting Committee shall consist of four members with two members appointed by each of Vertical and us. Vertical appointed Mr. Agam and has not yet named its second nominee to the Underwriting Committee. Mr. Agam serves as the Chairman of the Underwriting Committee. The Underwriting Committee is vested with full and exclusive responsibility and authority on our behalf to select an underwriter and to negotiate all of the terms and conditions of any underwriting. In the event that the Underwriting Committee is unable to produce a majority vote on any particular issue, such issue shall be decided by a vote of the full Board of Directors provided that the resolution of any such issue by the Board of Directors shall not be effectuated without the written consent of Vertical.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers and persons who own more than 10% of a class of our equity securities which are registered under the Exchange Act to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities. To our knowledge, based solely on a review of the copies of such reports furnished to us and on representations that no other reports were required, no person required to file such a report failed to file on a timely basis during fiscal 1998, except that a report on Form 5 reporting the sale in May 1998 of shares of our common stock by Volker Walther, a director of IAT Multimedia, was filed by Mr. Walther in February 1999 and a report of Form 3 reporting the election of each of Erich Weber and Robert Weiss to our Board of Directors in June 1998 was filed by each of Dr. Weber and Mr. Weiss in September 1998.

ITEM 11.  EXECUTIVE COMPENSATION

      The following summary compensation table sets forth the aggregate compensation paid or accrued by us to Viktor Vogt, our Chief Executive Officer until April 1998 and Jacob Agam, our Chief Executive Officer since April 1998, one of our other executive officers whose annual compensation exceeded $100,000 for fiscal 1998 who was serving as an executive officer at December 31, 1998 and two executive officers who were no longer serving in such capacity at December 31, 1998 for services rendered during the fiscal years ended December 31, 1998, 1997 and 1996:


                           SUMMARY COMPENSATION TABLE
              for the Years Ended December 31, 1998, 1997 and 1996

                                                 Annual Compensation(1)                       Long-Term Compensation
                                          --------------------------------------   --------------------------------------------
                                                                                   Restricted    Securities
                                                                  Other Annual       Stock       Underlying       All other
Name and Principal Position      Year     Salary ($) Bonus ($)  Compensation ($)   Awards(s)     Options(#)    Compensation ($)
---------------------------      ----     ---------- ---------  ----------------   ---------     ----------    ----------------
Jacob Agam(2)
Chairman and Chief
Executive Officer............    1998         25,000          0                --           --             --                 --

Viktor Vogt(3)
Co-Chairman, Chief Executive
Officer and President........    1998         70,655          0          4,377(4)           --         75,000                 --
                                                                         2,336(5)
                                 1997        136,458     10,000         16,965(4)           --             --                 --
                                                                         9,387(5)
                                 1996        120,833         --         15,178(4)           --             --                 --
                                                                         9,325(5)

Klaus Grissemann (6)
Chief Financial Officer......    1998        144,845          0          8,731(5)           --         50,000                 --
                                                                       25,000 (9)
                                 1997        142,083         --          8,792(5)           --             --                 --
                                 1996        136,163         --          8,792(5)           --             --                 --

Franz Muller(7)
Chief Technical Officer of
IAT AG.......................    1998              0         --                --           --             --                 --
                                 1997         95,632         --          7,774(4)           --             --                 --
                                                                         8,633(5)
                                 1996         87,299         --          7,729(4)           --             --                 --
                                                                         8,633(5)

Alfred Simmet(8)
Chief Operating Officer
of FSE.......................    1998         56,818         --                --           --         25,000                 --
                                 1997         22,066         --                --           --             --                 --
-----------------

(1) Compensation is paid in Swiss Francs or German Deutsche Marks and is converted into U.S. dollars at the exchange rate of $1.00 = 1.44 SF and $1.00 = 1.775DM for 1996 and 1997 and $1.00 = 1.45 SF for 1998.
(2) Mr. Agam served as Co-Chairman of the Board since our organization in 1996 and became the sole Chairman and Chief Executive Officer in April 1998. For 1998, represents amounts accrued from September 1, 1998 to December 31, 1998, all of which was paid in 1999. Under an employment agreement effective September 1, 1998, Mr. Agam is entitled to an annual salary of $75,000 per year plus certain other benefits. Excludes $123,000 and $144,000 paid to Vertical as compensation for the services of Jacob Agam, our Chairman, during 1997 and 1998, respectively. See "-- Director Compensation" and "-- Employment Contracts and Termination of Employment and Change-In-Control Arrangements."
(3) Dr. Vogt resigned as our Co-Chairman, President and Chief Executive Officer as of April 1, 1998 in connection with our restructuring in March 1998. Includes $36,000 paid to Dr. Vogt for services rendered in 1998 as a consultant to IAT Multimedia and FSE. See "-- Employment Contracts and Termination of Employment and Change-In-Control Arrangements" and "Certain Relationships and Related Transactions -- Spinoffs."
(4) Pursuant to the pension system in existence in Switzerland, we contribute these amounts to pension funds selected by the executive officer from among several independent pension funds chartered by the government to collect pension contributions and to make pension payments upon retirement.
(5)   Represents payments made by us for automobile leases.
(6) Mr. Grissemann is not directly employed by IAT Multimedia. His services are provided on a per diem basis by Grissemann Consulting S.A. See "-- Employment Contracts and Termination of Employment and Change-In-Control Arrangements."
(7) Mr. Muller was the Chief Technical Officer of IAT AG until March 1998 when he resigned from his position with IAT AG. Salary accrued from January 1, 1998 through March 31, 1998 was assumed by Algo Vision Schweiz in connection with our restructuring in March 1998. See "-- Employment Contracts and Termination of Employment and Change-In-Control Arrangements" and "Certain Relationships and Related Transactions -- Spinoffs."
(8) Dr. Simmet became the Chief Operating Officer of FSE Computer-Handel GmbH & Co. on November 13, 1997 in connection with our acquisition of FSE. Dr. Simmet waived his rights to a portion of his salary during 1998.
      Dr. Simmet's compensation in 1997 represents amounts accrued from November 13, 1997 to December 31, 1997, all of which was paid in 1997.
      Dr. Simmet resigned as the Chief Operating Officer of FSE effective December 31, 1998. See "-- Employment Contracts and Termination of Employment and Change-In-Control Arrangements" and "Certain Relationships and Related Transactions -- Simmet Purchase Agreement."
(9) Consists of a payment to Mr. Grissemann for services rendered in connection with the acquisition of Columbus Computer Handels-und Vertriebs. See "-- Employment Contracts and Termination of Employment and Change-In-Control Arrangements."

                      OPTION GRANTS IN THE LAST FISCAL YEAR

      The following table sets forth certain information regarding stock options granted to our named executive officers during the fiscal year ended December 31, 1998. No stock appreciation rights were granted to these individuals during such year.

                                                       Individual Grants
                                ----------------------------------------------------------------
                                                                                                   Potential Realizable Value
                                                                                                     at Assumed Annual Rates
                                    Number of         Percent of                                         of Stock Price
                                   Securities       Total Options      Exercise                         Appreciation For
                                   Underlying         Granted to       or Base                           Option Term(1)
                                     Options         Employees in       Price       Expiration     --------------------------
Name                               Granted (#)       Fiscal Year        ($/Sh)         Date          5% ($)         10% ($)
----                               -----------       -----------        ------         ----          ------         -------
Jacob Agam                             --                 --              --            --             --            --
Victor Vogt (2)                     50,000(3)            28.6           $5.00        3/11/03          69,070        152,628
                                    25,000(4)            14.3           $6.00        4/16/03          41,442         91,577
Klaus Grissemann                    50,000(5)            28.6           $6.00        4/16/08         188,668        478,123
Franz Muller (6)                       --                 --              --            --             --            --
Alfred Simmet (7)                   25,000(5)            14.3           $6.00        4/16/03          94,334        239,061

(1) Calculated by multiplying the exercise price by the annual appreciation rate shown (as prescribed by the SEC rules) and compounded for the term of the options, subtracting the exercise price per share and multiplying the gain per share by the number of shares covered by the options. These amounts are not intended to forecast possible future appreciation, if any, of the price of our common stock. The actual value realized upon exercise of the options will depend on the fair market value of our common stock on the date of exercise.
(2) Dr. Vogt resigned as an executive officer of IAT Multimedia effective April 1, 1998. See "-- Employment Contracts and Termination of Employment and Change-In-Control Arrangements."
(3) The options are exercisable in equal annual installments of one-third on a cumulative basis commencing from the date of grant.
(4)   The options are all exercisable in full commencing from the date of grant.
(5) The options are exercisable in equal annual installments of 50% on a cumulative basis commencing from the date of grant.
(6) Mr. Muller resigned as an executive officer of IAT Multimedia effective April 1, 1998. See "-- Employment Contracts and Termination of Employment and Change-In-Control Arrangements."
(7) Dr. Simmet resigned as an executive officer of IAT Multimedia effective December 31, 1998 and as a result these options have terminated. See "-- Employment Contracts and Termination of Employment and Change-In-Control Arrangements."

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

      The following table sets forth certain information with respect to the exercise of stock options during fiscal 1998 by our named executive officers and the number and value of unexercised options held by each of our named executive officers as of December 31, 1998:


                                                                   Number of Securities Under-             Value of Unexercised
                                                                   lying Unexercised Options at          In-the- Money Options at
                                                                       Fiscal Year-End (#)                Fiscal Year-End ($)(1)
                                                                  -----------------------------      -------------------------------
                               Shares
                              Acquired             Value
Name                       on Exercise (#)     Realized ($)       Exercisable      Unexercisable     Exercisable       Unexercisable
----                       ---------------     ------------       -----------      -------------     -----------       -------------
Jacob Agam                       --                 --                --                --                --                --
Victor Vogt (2)                  --                 --              41,666             33,334             --                --
Klaus Grissemann                 --                 --              25,000             25,000             --                --
Franz Muller (3)                 --                 --                --                --                --                --
Alfred Simmet (4)                --                 --              12,500             12,500             --                --
-----------------

(1) None of the options outstanding at December 31, 1998 were exercisable at below $4.25, the market price of our common stock December 31, 1998.
(2) Dr. Vogt resigned as an executive officer of IAT Multimedia effective April 1, 1998 but remaining a director and consultant to IAT Multimedia. As a result, his options did not terminate as a result of his resignation as an executive officer. See "-- Employment Contracts and Termination of Employment and Change-In-Control Arrangements."
(3) Mr. Muller resigned as an executive officer of IAT Multimedia effective April 1, 1998. See "-- Employment Contracts and Termination of Employment and Change-In-Control Arrangements."
(4) Dr. Simmet resigned as an executive officer of IAT Multimedia effective December 31, 1998 and as a result these options have terminated. See "-- Employment Contracts and Termination of Employment and Change-In-Control Arrangements."

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

      Mr. Agam

      We entered into an employment agreement effective as of September 1, 1998 with Mr. Agam under which Mr. Agam has agreed to serve as our Chief Executive Officer for a three year term expiring September 1, 2001. Under the employment agreement, Mr. Agam is entitled to an annual salary of $75,000 per year, plus a bonus to be approved by the Board of Directors. If the employment agreement is terminated by us without cause, Mr. Agam is entitled to receive his base salary for a period of one year following the date of termination.

      Dr. Vogt

      We entered into an employment agreement effective as of March 1, 1997 with Dr. Vogt (which, as noted below, terminated as of April 1, 1998) and governed by Swiss law under which Dr. Vogt agreed to serve as our Co-Chairman, Chief Executive Officer and President originally for a three year term subject to extension. The employment agreement provided that Dr. Vogt was to receive approximately $140,000 in annual salary (based upon a fixed exchange rate of SF
1.35 = $1.00), a non-accountable expense allowance of approximately $8,333 (SF 12,000) and pension fund contributions, as well as a cash bonus in the amount of one half of one percent of our net sales in excess of $5.0 million provided that such cash bonus would not be less than $10,000, and other customary fringe benefits. In addition, Dr. Vogt was eligible to receive stock options for a number of shares of our common stock to be determined by the Stock Option Committee. The employment agreement with Dr. Vogt also contained a provision prohibiting Dr. Vogt from competing with us for a period of two years from the date of expiration of his employment. During the two year non-competition period, we are required to compensate Dr. Vogt for the difference between his salary during the year prior to commencement of the non-competition period and any compensation he may receive from a third party during such period, if any, and to make payments of pension fund contributions on such compensation. In the event we subsequently waive our rights under the non-competition provision, no compensation would be due to Dr. Vogt upon termination. The employment agreement provided that during its three-year term each party may only terminate the employment agreement for gross misconduct of the other party without notice. However, Dr. Vogt may be relieved by us of his functions and duties at any time provided that all compensation continues to be paid until the expiration of the employment agreement.

      In connection with our reorganization in March 1998, Dr. Vogt resigned from his positions as our Co-Chairman, Chief Executive Officer and President and from management positions in our subsidiaries and the employment agreement described above terminated as of April 1, 1998. Dr. Vogt continues to be a director. In April 1998, we entered into a three-year consulting contract with Dr. Vogt under which Dr. Vogt agreed to provide us with his services with respect to (i) evaluation and analysis of technology issues, (ii) identification, evaluation and integration of acquisitions for us and (iii) such other matters as the Board of Directors may request and to which Dr. Vogt may agree. In connection with such consulting agreement, Dr. Vogt is entitled to receive $2,000 per month plus reimbursement of his reasonable expenses. No other compensation is due to Dr. Vogt under the terminated employment agreement. In March 1998, Dr. Vogt entered into a consulting agreement with FSE to participate in the integration of FSE with us for which FSE will pay Dr. Vogt $2,000 per month, plus reimbursement of reasonable expenses, for such services. In March 1998, Dr. Vogt received options to purchase 50,000 shares of our common stock in connection with our reorganization in March 1998. See "Certain Relationships and Related Transactions -- Spinoffs."

      Mr. Grissemann

      Mr. Grissemann's services are provided to us on a per diem basis by Grissemann Consulting S.A. pursuant to an agreement, dated September 1, 1992, and amended on December 19, 1994, between IAT AG and Grissemann Consulting S.A. This agreement has an indefinite term and provides that Mr Grissemann is responsible for the administration and accounting of IAT Multimedia and that the amount of his business time which he is to devote to our affairs is to be agreed among the parties but shall not be less than 30% of Mr. Grissemann's business time. Grissemann Consulting S.A. is paid a fee of SF 775 (approximately $538) per day to be amended yearly in line with increases in salary of our other executive officers plus expenses of an automobile to be provided to Mr. Grissemann. In July 1998, we further amended the agreement to provide for a payment to Mr. Grissemann for services provided by him in connection with our acquisitions or financings. The amount to be paid to Mr. Grissemann for such services in any year will not exceed $50,000. In 1998, we paid $25,000 to Mr. Grissemann for services provided in connection with our acquisition of Columbus.

      Mr. Muller

      Franz Muller and IAT AG entered into an employment agreement on March 1, 1991 under which Mr. Muller was appointed Director of Product Development (Hardware), Technical Support of IAT AG. The Agreement had an indefinite term and provided for a base annual salary of SF 110,110 (approximately $81,500), subject to increases in our discretion, which have been made from time to time, and could be terminated by either party upon six months notice at the end of the calendar year. In addition, the agreement contained a confidentiality provision which extends beyond termination of the employment relationship. The agreement was amended effective as of July 1, 1993 to provide that Mr. Muller assigned to IAT AG any and all rights to work and computer programs which he developed singly or in cooperation with others during the performance of his duties. In connection with our reorganization in March 1998, our rights and obligations under the agreement were transferred to Algo Vision Schweiz. See "Certain Relationships and Related Transactions -- Spinoffs."

      Dr. Simmet

      On November 12, 1997, FSE entered into an employment agreement with Dr. Alfred Simmet pursuant to which Dr. Simmet served as the Chief Operating Officer of FSE. Dr. Simmet was entitled to a gross monthly salary of DM 25,000 (approximately $14,085), and reimbursement for travel, other business-related expenses and expenses of an automobile provided to Dr. Simmet. The employment agreement also provided that, in the event Dr. Simmet is temporarily prevented from performing his managerial duties through no fault of his own, FSE shall pay his full salary for up to a period of six months. The employment agreement was for a term of two years and could be terminated by either party upon six months notice, effective at the end of the calendar year. Dr. Simmet is subject to a non-competition clause which prohibits Dr. Simmet from either directly or indirectly competing with us and FSE's current operations in those territories in which we and FSE are currently active until December 31, 2001. Dr. Simmet resigned as the Chief Operating Officer of FSE effective December 31, 1998.

      Mr. Hildebrand

      We entered into an employment agreement effective as of February 1, 1999 with Mr. Hildebrand under which Mr. Hildebrand has agreed to serve as our Chief Operating Officer until January 31, 2000. The term of employment may be extended until January 31, 2002 if agreed to by us and Mr. Hildebrand. Following such period, if extended, the agreement will automatically renew for successive two year terms unless terminated by either party. Under the employment agreement, Mr. Hildebrand is entitled to an annual salary of DM 240,000 (approximately $136,000), reimbursement for travel and other business related expenses and an annual bonus of 3% of the consolidated earnings before interest, taxes, depreciation and amortization of FSE and Columbus. During the first year of the agreement, Mr. Hildebrand is entitled to a minimum bonus of DM 60,000 (approximately $34,000). Under the employment agreement, Mr. Hildebrand received options to purchase 60,000 shares of our common stock.

DIRECTOR COMPENSATION

      Our directors currently do not receive any compensation as such, but directors who are not also our executive officers are reimbursed for expenses incurred in connection with their service on the Board of Directors. We may establish different compensation policies in the future. Under the terms of the Stock Purchase Agreement between us and Vertical, Vertical currently receives a monthly payment of $12,000 as compensation for the services of our Chairman nominated by Vertical. Jacob Agam is the current nominee of Vertical. During fiscal 1998, Vertical received $144,000 as consideration for Mr. Agam's services as our Chairman. See "Certain Relationships and Related Transactions -- Stock Purchase Agreement and Related Transactions."

Compensation Committee Interlocks and Insider Participation

      During the fiscal year ended December 31, 1998 ("fiscal 1998"), our Compensation Committee consisted of Messrs. Walther, Grissemann, Weber and Weiss, none of whom is a current or former employee or officer of IAT Multimedia or any of our subsidiaries, except Mr. Grissemann who, while not our employee, provides the services of a Chief Financial Officer and is indirectly compensated by us. See "-- Employment Contracts and Termination of Employment and Change-In-Control Arrangements."

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS

      The following table sets forth certain information regarding ownership of our common stock as of April 29, 1999 by (i) each of our directors, (ii) each of our executive officers named under "Executive Compensation," (iii) each person known by us to own beneficially more than five percent of our outstanding common stock, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the address of these directors and officers is c/o IAT Multimedia, Inc., Geschaftshaus Wasserschloss, Aarestrasse 17, CH-5300 Vogelsang-Turgi, Switzerland. Beneficial ownership is defined in accordance with the rules of the SEC and generally means the power to vote and/or to dispose of the securities regardless of any economic interest therein. In computing number and percentage ownership of shares of our common stock beneficially owned by a person, shares of common stock subject to options held by that person that are exercisable within 60 days are deemed outstanding. Such shares of our common stock, however, are not deemed outstanding for purposes of computing the percentage ownership of stockholders other than such person.

      We have been advised that Vertical owns equity interests in Behala Anstalt, Lupin Investments Services Ltd. and Henilia Financial Ltd. and that Vertical has agreements with third party investors in each such entity. These entities beneficially own an aggregate of 660,526 shares of common stock and 890,151 shares of common stock issuable upon exercise of warrants. These equity interests and agreements entitle Vertical to varying percentages of the profits resulting from the sale of the shares of each of these entities. Under agreements with each of these entities, the trustee of each such entity has voting and dispositive power over the shares held by that entity, although Vertical retains the right to appoint or terminate the appointment of the trustee.

                                                                                                           Percentage of
                                                                          Number of Shares                    Shares
Name and Address                                                            Beneficially                Beneficially Owned
of Beneficial Owner                                                             Owned                           (%)
-----------------------------------------------------------               ----------------              ------------------
Jacob Agam(1)..............................................                    ------                          ------
Klaus Grissemann...........................................                   239,395 (2)                       2.4%
Alfred Simmet..............................................                   146,949 (3)                       1.5
Viktor Vogt................................................                   227,938 (4)                       2.3
Volker Walther(5)..........................................                   940,750 (6)                       9.5
Franz Muller(7)............................................                         0                            *
Erich Weber................................................                         0 (8)                        *
Robert Weiss ..............................................                         0 (8)                        *
Behala Anstalt(9)..........................................                   592,804 (10)                      5.9
Lupin Investments Services Ltd.(11)........................                   592,804 (12)                      5.9
Klaus-Dirk Sippel(13)......................................                 1,055,923 (14)                     10.3
Richard Suter(15)..........................................                   721,551 (16)                      7.2
Vertical Financial Holdings Establishment(17)..............                 1,580,304 (18)                     15.0
All executive officers and directors of the
      Company as a group (7 persons).......................                 1,403,083 (19)                     14.1%

---------------
 *       Less than 1%

(1) Jacob Agam, our Chairman and Chief Executive Officer, is the Chairman of the Board of Vertical Financial Holdings Establishment, a company organized under the laws of Liechtenstein, which beneficially owns 1,580,304 shares of common stock. Pursuant to an agreement between Orida Capital Ltd. and Vertical, Orida has the right to receive a portion of the profits from the sale of the shares of common stock held by Vertical. Mr. Agam is the Chairman of Orida. Excludes an aggregate of 660,526 shares of our common stock and 890,151 shares of our common stock issuable upon exercise of warrants held by Behala Anstalt, Lupin Investment Services Ltd. and Henilia Financial Ltd. Mr. Agam disclaims beneficial ownership of the shares held by Vertical, Behala, Lupin and Henilia.

(2)      Includes:
         o 15,151 shares of common stock which are held in escrow but in respect of which Mr. Grissemann retains the power to vote; and
         o 50,000 shares of common stock issuable upon exercise of options that are exercisable within 60 days.

         See "Certain Relationships and Related Transactions -- Escrow Shares."

(3) Dr. Simmet resigned as an officer of IAT Multimedia effective December 31, 1998.

(4)      Includes:

         o 69,605 shares of common stock which are held in escrow but in respect of which Dr. Vogt retains the power to vote; and

         o 58,333 shares of common stock issuable upon exercise of options that are exercisable within 60 days. Excludes 16,667 shares of common stock issuable upon exercise of options that are not exercisable within 60 days.

         See "Certain Relationships and Related Transactions -- Escrow  Shares."

(5)      Volker Walther's address is Pohlweg 44, D-33098, Paderborn.

(6)      Includes:
         o 831,985 shares of common stock held by Walther Glas GmbH of which Mr. Walther is the majority shareholder, of which 12,495 shares of common stock are held in escrow but in respect of which Walther Glas GmbH retains the power to vote;
         o 58,765 shares of common stock which are held in escrow but in respect of which Mr. Walther retains the power to vote; and
         o 50,000 shares of common stock issuable upon exercise of options that are exercisable within 60 days.

         See "Certain Relationships and Related Transactions -- Escrow Shares."

(7)      Mr. Muller resigned as an officer of IAT Multimedia in April 1998.

(8) Excludes 10,000 shares of common stock issuable upon the exercise of options that are not exercisable within 60 days.

(9)      The address of Behala Anstalt is Heiligkreuz 6, PL-9490 Vaduz,
         Liechtenstein.

(10)     Includes:
         o 296,402 shares of common stock issuable upon exercise of warrants beneficially owned by Behala Anstalt and exercisable within 60 days; and
         o 23,712 shares of common stock which are held in escrow but in respect of which Behala Anstalt retains the power to vote.

         See "Certain Relationships and Related Transactions -- Escrow Shares."

(11) The address of Lupin Investments Services Ltd. is P.O. Box 3186, Road Town, Tortola, British Virgin Islands.

(12)     Includes:
         o 296,402 shares of common stock issuable upon exercise of warrants beneficially owned by Lupin Investments Services Ltd. and exercisable within 60 days; and
         o 23,712 shares of common stock which are held in escrow but in respect of which Lupin Investments Services Ltd. retains the power to vote.

         See "Certain Relationships and Related Transactions -- Escrow Shares."

(13) The address of Klaus-Dirk Sippel is Tannenweg 2, CH-5415 Nussbaumen, Switzerland.

(14)     Includes:
         o 398,864 shares of common stock issuable upon exercise of warrants beneficially owned by Klaus-Dirk Sippel and exercisable within 60 days; and
         o 56,565 shares of common stock which are held in escrow but in respect of which Mr. Sippel retains the power to vote.

         Excludes 76,941 shares sold in October 1996 by Mr. Sippel to Mr. Jurgen Henning. While Mr. Sippel does not have any voting or dispositive power with respect to these shares, an agreement between Messrs. Sippel and Henning provides that Mr. Sippel will share in the proceeds of the sale of Mr. Henning's shares. See "Certain Relationships and Related Transactions -- Escrow Shares."

(15) Richard Suter's address is Lendikerstrasse 25, CH-8484 Weisslingen, Switzerland.

(16)     Includes:

         o 198,864 shares of common stock issuable upon exercise of warrants beneficially owned by Richard Suter and exercisable within 60 days; and
         o 45,815 shares of common stock which are held in escrow but in respect of which Mr. Suter retains the power to vote. See "Certain Relationships and Related Transactions -- Escrow Shares."

(17) The address of Vertical Financial Holdings Establishment is Hombrechtikerstrasse 61, CH-8640 Rapperswil, Switzerland.

(18)     Includes:

         o 690,152 shares of common stock issuable upon exercise of warrants beneficially owned by Vertical and exercisable within 60 days; and
         o 71,212 shares of common stock which are held in escrow but in respect of which Vertical retains the power to vote.

         Excludes an aggregate of 660,526 shares of common stock and 890,151 shares of common stock issuable upon exercise of warrants held by Behala Anstalt, Lupin Investments Services Ltd. and Henilia Financial Ltd. Vertical has the right to receive a percentage of the proceeds from the sale of shares by these entities. Also excludes 69,605 shares of common stock owned by Dr. Vogt in which Vertical does not have any voting or dispositive power. However, under an agreement between Vertical and Dr. Vogt, Vertical has the right to receive a portion of the proceeds of the sale of these shares by Dr. Vogt. See "Certain Relationships and Related Transactions -- Escrow Shares."

(19)     Includes:
         o 156,016 shares of common stock which are held in escrow but in respect which the officers and directors retain the power to vote; and
         o 158,333 shares of common stock issuable upon exercise of options that are exercisable within 60 days.

         Excludes 36,667 shares of common stock issuable upon exercise of options that are not exercisable within 60 days. Also excludes shares of common stock beneficially owned by:
         o        Dr. Simmet who resigned as officers of IAT Multimedia; and
         o        Vertical, of which Mr. Agam is Chairman of the Board.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STOCKHOLDER LOANS AND GUARANTEES

         On November 6, 1996, Mr. Sippel made an unsecured subordinated loan to IAT AG in the amount of SF 650,000 (approximately $481,500). A portion of this loan was used by IAT AG to repay an unsecured non-interest bearing loan in the amount of SF 150,000 (approximately $111,000) made in February 1996 to IAT AG by Telefutura, a company controlled by Mr. Sippel. The loan by Mr. Sippel to IAT AG had an annual interest rate of 8% and principal and accrued interest was repaid in February 1998.

         On December 19, 1995, HIBEG, the then 25.1% shareholder of IAT Germany, made an unsecured subordinated loan to IAT Germany in the amount of approximately DM 500,000 (approximately $321,467) which was increased in June 1996 to DM 750,000 (approximately $482,200). The loan accrued interest at 5% per annum payable semi-annually and the interest rate was to be increased to 10% per annum during the year when the retained earnings of IAT Germany exceeded DM 87,500 (approximately $56,300). IAT Germany was required to make semi-annual payments of 10% of the principal starting on June 30, 2000 until the principal was repaid in full. This loan was assumed by Algo Vision Systems in our reorganization in March 1998. See "-- Spinoffs."

         Mr. Sippel and Richard Suter, each a principal stockholder of IAT Multimedia, jointly and severally guaranteed two bank loans from Swiss Bank Corporation to IAT AG each in the amount of SF 600,000 (approximately $444,400) prior to our organization in September 1996. Each of Messrs. Sippel, Suter and Cornelius Holthuizen, a stockholder of IAT Multimedia, jointly and severally guaranteed a bank loan from Swiss Bank Corporation to IAT AG in the amount of SF 700,000 (approximately $518,500) under IAT AG's credit agreement with Swiss Bank Corporation for an aggregate of SF 1,900,000 (approximately $1.4 million). IAT AG's line of credit with the Swiss Bank Corporation was reduced to the aggregate principal amount of SF 1,300,000 (approximately $900,000), and we agreed with Swiss Bank Corporation to repay IAT AG's credit line in monthly installments of approximately $140,000, the first installment of which was made on October 31, 1997. In connection with the agreement between us and Swiss Bank Corporation pursuant to which we agreed to repay IAT AG's credit line installments, we were assigned the rights of Swiss Bank Corporation under the guarantees of Messrs. Sippel, Suter and Holthuizen. Under an agreement dated as of December 22, 1997 between us and Messrs. Sippel, Suter and Holthuizen, Messrs. Sippel, Suter and Holthuizen sold 50,000, 50,000 and 20,000 shares of our common stock, respectively, in March 1998 and we received approximately $494,000 from the proceeds of such sales which was used to repay the credit line with Swiss Bank Corporation. As a result, the guarantees of Messrs. Sippel, Suter and Holthuizen were released.

         IAT Germany obtained a line of credit from Volksbank Sottrum in January 1996 in the amount of DM 1,050,000 (approximately $675,000). IAT AG, HIBEG and Dr. Vogt each guaranteed DM 350,000 (approximately $225,000) of this line of credit. Amounts outstanding under this line of credit were assumed by Algo Vision Systems in our reorganization in March 1998. See "-- Spinoffs."

         All amounts in U.S. dollars were converted based on the exchange rate in effect at the time of the respective transaction.

STOCK PURCHASE AGREEMENT AND RELATED TRANSACTIONS

         Under a stock purchase agreement among us, IAT AG, IAT Germany and Vertical dated October 4, 1996, we sold an aggregate of 1,875,000 shares of Series A preferred stock and warrants to purchase 1,875,000 shares of common stock to Vertical, Behala Anstalt, Lupin Investments Services Ltd., Henilia Financial Ltd. and Avi Suriel for an aggregate purchase price of $1.5 million or $.80 per share of our Series A preferred stock (attributing no value to the warrants).

         Upon consummation of our initial public offering in April 1997 all outstanding shares of the Series A preferred stock were converted into shares of common stock.

         Under the Stock Purchase Agreement, Vertical has the right to designate the Chairman of the Underwriting Committee which is vested with full and exclusive responsibility and authority on behalf of us to select an underwriter and to negotiate all of the terms and conditions of any such underwriting. In the event that the Underwriting Committee is unable to produce a majority vote on any particular issue, such issue shall be decided by a vote of the Board of Directors, provided, that the resolution of any such issue by the Board of Directors shall not be effectuated without the written consent of Vertical.

         The Stock Purchase Agreement further provides that until October 24, 1999 we shall pay to Vertical monthly compensation of $12,000 for the services of our Chairman nominated by Vertical. Jacob Agam is the current nominee of Vertical. During fiscal 1998, Vertical received $144,000 as full compensation for the services of Mr. Agam, our Chairman. We also agreed that, for so long as Vertical shall hold the common stock issued upon conversion of its Series A preferred stock or upon exercise of the warrants held by Vertical, the composition of the Board of Directors of IAT AG and IAT Germany shall be identical to the composition of our Board of Directors and shall not be changed without Vertical's consent; provided that, consent shall not be withheld if required to comply with Swiss law.

         We further agreed in the Stock Purchase Agreement that we will cause IAT AG and IAT Germany not to issue, and will not permit the issuance of, any shares of capital stock (or any security convertible into shares of capital stock) of IAT AG or IAT Germany, it being the intention of us and Vertical that IAT AG shall remain our direct or indirect wholly-owned subsidiary and IAT Germany shall remain our direct or indirect subsidiary.

         Amendment No. 1 to the Stock Purchase Agreement, effective as of December 19, 1997, provides that Vertical shall not enter into an agreement or make any investment in an entity engaged in the video conferencing business without first providing us the opportunity to enter into such agreement or make such investment instead of Vertical.

         In connection with the Stock Purchase Agreement, we also entered into an investor rights agreement with Vertical which provides that Vertical has the right to nominate as a member of the management slate for election to the Board of Directors one or two persons for so long as Vertical holds at least 5% or 10%, respectively, of the 1,875,000 shares of common stock issued by us upon conversion of our Series A preferred stock in April 1997 or the 1,875,000 shares of common stock issuable upon exercise of the warrants. As of April 29, 1999, Vertical held 850,152 of such shares of common stock and held warrants to purchase 690,152 shares of common stock. We agreed that one such person shall be elected Chairman of the Board of Directors. Vertical has nominated, and our stockholders have elected Jacob Agam as a director, and Vertical nominated and Mr. Agam was elected as our Chairman. Vertical has the right to nominate a second director. The Investor Rights Agreement further provides for one demand and two piggy-back registration rights for the shares of common stock held by Vertical and issuable upon exercise of warrants held by Vertical. Vertical exercised such demand for its common stock in February 1999 and we registered for resale shares of our common stock held by Vertical and certain other stockholders.

         We also entered into a marketing agreement with General Capital, an affiliate of Vertical. The Marketing Agreement provides that General Capital will assist us in connection with marketing our products worldwide, arranging debt or equity financing for our products to be purchased by our customers, and arranging financing for our operations, leasing programs, joint ventures and distribution arrangements, in each case for the further enhancement of our marketing strategy. The Marketing Agreement has a five year term expiring on October 26, 2001. Under the Marketing Agreement, we paid in October 1996 $100,000 and the remaining $400,000 was paid with a portion of the proceeds of our initial public offering in April 1997.

ESCROW SHARES

         Prior to our initial public offering our then stockholders deposited an aggregate of 498,285 shares of common stock into escrow in connection with our initial public offering. The escrow shares are not assignable or transferable. All of the escrow shares shall be released if, for the fiscal year ending December 31, 1999, our minimum revenues equal or exceed $12.0 million and our income before provision for taxes equal or exceeds $1.0 million. All of the escrow shares will also be released from escrow if one or more of the following remaining conditions is met:

         o the average of the closing bid prices of our common stock for any 30 consecutive trading days commencing March 26, 1999 exceeds $13.00 per share; or
         o we are acquired by or merged into another entity commencing March 26, 1999 in a transaction in which the value of the per share consideration received by our stockholders (after giving effect to the release of shares from escrow) on the date of such transaction exceeds $13.00 per share.

         The minimum revenues and minimum income amounts set forth above shall be:

         o derived solely from the business owned and operated by us at the time of the IPO and shall not give effect to any operations relating to businesses or assets acquired after April 1, 1997;
         o calculated exclusive of any extraordinary earnings including, but not limited to, any charge to income resulting from the release of the escrow shares; and
         o        audited by our independent public accountants.

         Any money, securities, rights or property distributed in respect of the escrow shares shall be received by the escrow agent, including any property distributed as dividends or pursuant to any stock split, merger, recapitalization, dissolution or total or partial liquidation of IAT Multimedia. On March 31, 2000, any remaining escrow shares, as well as any dividends or other distributions made with respect thereto, will be canceled and contributed to our capital. We expect that the release of the escrow shares to our officers, directors, employees and consultants will be deemed compensatory and, accordingly, will result in a substantial charge to operations, which would equal the then fair market value of such shares. Such charges could substantially increase the loss or reduce or eliminate our net income for financial reporting purposes for the period during which such shares are, or become probable of being, released from escrow. Although the amount of compensation expense recognized by us will not affect our total stockholders' equity, it may have a negative effect on the market price of our common stock.

         The minimum revenues and minimum income amounts and closing bid price levels set forth above were determined by negotiation between us and the underwriters in our initial public offering and should not be construed to imply or predict any future earnings by us or any increase in the market price of our common stock.

SIMMET PURCHASE AGREEMENT

         In November 1997, we purchased 100% of the capital stock of the general partner of FSE and 80% of the limited liability company shares of FSE for an aggregate purchase price of approximately $3.7 million, of which approximately $2.8 million was paid in cash and approximately $900,000 was paid in shares of our common stock. Dr. Simmet retained a 20% ownership interest in FSE. Pursuant to the provisions of the transaction documents, Dr. Simmet had the right, under certain circumstances, to receive from us an aggregate amount of approximately $1,000,000, which amount represents the retained earnings of FSE prior to the acquisition of FSE by us. During 1998, Dr. Simmet received approximately $150,000 of such amount. Dr. Simmet resigned as an officer effective December 31, 1998 and, as a result, the remaining approximately $850,000 owed to Dr. Simmet by us was applied to reduce the amounts owed by Dr. Simmet to us under the guarantee discussed below. During 1998, Dr. Simmet elected not to receive a portion of his salary from FSE.

         In connection the FSE acquisition, Dr. Simmet guaranteed to refund a portion of the purchase price paid by us for FSE if the earnings before interest, income taxes, depreciation and amortization (EBITDA) of FSE for the fiscal year ended December 31, 1998 did not reach certain targets. The EBITDA of FSE for the fiscal year ended December 31, 1998 did not reach such targets and as a result, Dr. Simmet owed us approximately $1.5 million. In February 1999, we entered into a purchase agreement with Dr. Simmet under which Dr. Simmet agreed to pay us the $1.5 million and we agreed to purchase Dr. Simmet's remaining 20% interest in FSE by December 31, 2000. The $1.5 million owed to us by Dr. Simmet was reduced by $920,000, which represented the remainder of the retained earnings of FSE owed to Dr. Simmet by us, as discussed above, and pension contributions owed to Dr. Simmet. The remaining approximately $580,000 is owed by Dr. Simmet to us and will be credited towards the purchase price for the FSE shares which we agreed to purchase from Dr. Simmet. The purchase price for a portion of the FSE shares, which we have agreed to purchase as of either December 31, 1999 or December 31, 2000, will be based upon the operating results of FSE for the fiscal year ending December 31, 1999 and the purchase price for the remaining shares of FSE, which we have agreed to purchase as of December 31, 2000 will be based upon the operating results of FSE for the fiscal year ending December 31, 2000. If the purchase price for the FSE shares is less than $580,000 then Dr. Simmet will pay us the difference between $580,000 and the purchase price for the FSE shares. If the purchase price for the FSE shares is greater than $580,000 then we will pay Dr. Simmet the difference between the purchase price for the FSE shares and $580,000.

SPINOFFS

         German Restructuring. In March 1998, we transferred the business and substantially all of the assets and the liabilities (other than intercompany accounts) of one of our majority-owned German subsidiaries, IAT Germany, to a newly formed German company, Algo Vision Systems. IAT Germany had provided our research and development and was responsible for sales and marketing in Germany of our visual communications technology. We own a 15% interest in Algo Vision Systems. The transfer was given economic effect at January 1, 1998.

         In connection with the restructuring, HIBEG transferred all of its approximately 25% interest in IAT Germany to IAT AG for a purchase price of DM 175,700 (approximately $100,000), and IAT Germany became a wholly-owned subsidiary of IAT AG.

         In connection with this transaction, we contributed approximately $650,000 to Algo Vision Systems, which represented the excess of the book value of the assumed liabilities over the assets transferred. We also provided Algo Vision Systems with a working capital loan of approximately $300,000, of which $160,000 plus interest was repaid in 1998 and the remaining $140,000 plus interest was repaid in April 1999. Algo Vision Systems assumed substantially all of the liabilities of IAT Germany (other than intercompany amounts). IAT Germany represented and warranted that the liabilities assumed by Algo Vision Systems were not to be more than the assets transferred to Algo Vision Systems and IAT Germany agreed to pay Algo Vision Systems an amount equal to the nominal value of such additional shortfall. We have no further obligation to make future contributions to Algo Vision Systems.

         Algo Vision Systems has also assumed all rights and obligations under a credit agreement dated December 19, 1995 between HIBEG, as creditor, and IAT Germany, as debtor, relating to a loan in the aggregate principal amount of DM 750,000 (approximately US $430,000).

         IAT Germany agreed not to compete for a period of five years with the present core business of Algo Vision Systems (systems, system kits and software system solutions for visual communications) within Germany.

         Swiss Restructuring. In March 1998, we also transferred the business and certain of the assets and liabilities of IAT AG, other than, among others, our intellectual property and the ownership interests in IAT Germany, to Algo Vision Schweiz, a newly formed Swiss corporation. We own a 15% interest in Algo Vision Schweiz. The transfer was given economic effect at January 1, 1998.

          Algo Vison Schweiz gave IAT AG a three year note, denominated in U.S. Dollars, with an aggregate principal amount equal to the book value of the transferred assets less the book value of the assumed liabilities as of January 1, 1998 plus the pro-rata portion of any prepaid expenses and any portion of the liabilities assumed by Algo Vision Schweiz which were paid by IAT AG prior to the closing date of the transaction. The note has an aggregate principal amount of approximately $325,000, which will be reduced by the amount of certain expenses of IAT AG to be paid by Algo Vision Schweiz. The note bears interest at the rate of 3% per annum, payable semi-annually on March 1 and September 1 commencing September 1, 1998. The note will be due and payable in March 2001. The note may be pre-paid at any time without penalty.

         We loaned Algo Vision Schweiz $250,000 which is evidenced by a note from Algo Vision Schweiz. This note bears interest at the rate of 3% per annum, payable semi-annually on March 1 and September 1 commencing September 1, 1998. This note will be due and payable on the earlier of (i) March 2001 and (ii) the date on which Algo Vision Schweiz closes one or more funding transactions resulting in issuance of Algo Vision Schweiz's (A) debt with an aggregate principal amount of SF 1,000,000 or more, (B) capital stock for consideration of SF 1,000,000 or more, or (C) any combination of (A) or (B) amounting to SF 1,000,000 or more. The loan may be pre-paid at any time without penalty. The Company has no further obligation to make future contributions to Algo Vision Schweiz.

         At the time of the transaction, an entity controlled by Dr. Vogt loaned Algo Vision Schweiz $250,000. The loan bears interest at the rate of 3% per annum, payable semi-annually on March 1 and September 1 commencing September 1, 1998. The loan will be due and payable on the third anniversary of the closing date of the transaction. The loan may be pre-paid at any time without penalty; provided, however, that the loan may not be paid prior to the time that the loans by us to Algo Vision Schweiz are paid in full. The loan by Dr. Vogt to Algo Vision Schweiz is subordinated to the loans made by us to Algo Vision Schweiz.

         In connection with the restructuring, we maintained our ownership of all intellectual property developed for our visual communications products but granted Algo Vision Schweiz a non-exclusive five-year license to use our intellectual property for multimedia and compression/decompression applications. Algo Vision Schweiz has the right to grant sublicenses to Algo Vision Systems and other affiliates. In most cases, the royalty varies between 10% and 20% of the sales price of the software sold. Algo Vision Schweiz has a five-year option to purchase a 50% co-ownership of our intellectual property for $1 million. Upon the exercise of such option, the royalty paid by Algo Vision Schweiz to us would be cut in half and we would pay Algo Vision Schweiz half of the royalties received by us from third-parties. In addition, after exercise of the option, Algo Vision Schweiz can grant sub-licenses to third-parties or transfer the license or co-ownership interest, in each case subject to our consent.

         In connection with our restructuring, Dr. Vogt resigned from his positions as our Co-Chairman, Chief Executive Officer and President and from management positions in our subsidiaries.

         We have had discussions with Algo Vision Systems and Algo Vision Schweiz relating to our potential sale to these entities of:

         o        our 15% equity interest in each of these entities; and
         o        our visual communications intellectual property rights.

         Our discussions proposed that in exchange for our sale of these assets, we would receive:

         o        cash;
         o an equity interest in a new entity which will continue the operations of Algo Vision Systems and Algo Vision Schweiz; and
         o reduced royalty and license fees for a period of time following such sale.

         The terms of any proposed transaction have not been finalized and are subject to certain financing and other contingencies. We cannot predict whether this proposed transaction will be consummated on terms favorable to us or at all.

LEASE

         We sublease a portion of approximately 4,600 square feet of office space in New York, New York from an affiliate of our Chairman and Chief Executive Officer. This lease terminates in January 2002 and has annual rental cost of $100,000, which amount includes administrative and office services.

EMPLOYMENT AGREEMENTS

         We have entered into employment agreements with each of our executive officers and have granted options to certain of our executive officers. See "Executive Compensation -- Employment Contracts and Termination of Employment and Change-in-Control Arrangements."

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

(c) Exhibits

Exhibit Number                                       Description
--------------                                       ------------
    3.1        -   Amended and Restated Certificate of Incorporation of the Registrant (1)
    3.1(a)     -   Amended and Restated Certificate of Incorporation (10)
    3.2        -   Amended and Restated By-laws of the Registrant
    4.1        -   Form of Warrant Agreement (1)
    4.2        -   Form of Underwriter's Warrant (1)
    4.3        -   Warrant issued to Vertical Financial Holdings (one in a series of warrants with identical terms) (1)
    4.4        -   Warrant issued to Stockholders (one in a series of warrants with identical terms) (1)
    4.5        -   Escrow Agreement (1)
    10.1       -   Participation Agreement dated as of March 5, 1998 by and among Communication Systems, IAT AG, Dr.
                   Viktor Vogt, and HIBEG (5)
    10.2       -   Spinoff Agreement dated as of March 5, 1998 by and among IAT GmbH and Communications Systems (5)
    10.3       -   Agreement concerning the Assignment and Transfer of Corporate Shares dated as of March 5, 1998 by and among HIBEG, IAT GmbH, and IAT AG (5)
    10.4       -   Loan Transfer Agreement dated as of March 5, 1998 by and among HIBEG, IAT GmbH, and
                   Communications Systems (5)
    10.5       -   Option Agreement dated as of March 5, 1998 by and among Dr. Viktor Vogt and HIBEG (5)
    10.6       -   Spinoff Agreement dated as of March 11, 1998 by and among the Company, Dr. Viktor Vogt, and Swiss
                   Newco (5)
    10.7       -   Transfer Agreement dated as of March 11, 1998 by and among the Company, IAT AG, Dr. Viktor Vogt, and IAT Communications AG (5)
    10.8       -   Agreement on the Acquisition of Assets dated as of March 18, 1998 between IAT AG and Swiss Newco (5)
    10.9       -   Restructuring Agreement dated as of March 5, 1998 by and among IAT GmbH, IAT AG, Dr. Vogt and
                   HIBEG (5)
    10.10      -   Amendment to the Transfer Agreement dated as of March 24, 1998 by and among the Company, IAT AG,
                   Dr. Viktor Vogt and IAT Communication AG (6)
    10.11      -   Promissory Note dated March 24, 1998 by IAT Communication AG to the Company (6)
    10.12      -   Promissory Note dated March 24, 1998 by IAT Communication AG to Dr. Viktor Vogt (6)
    10.13      -   Promissory Note dated March 24, 1998 by IAT Communication AG to IAT AG (6)
    10.14      -   Cooperation Agreement, dated March 18, 1996, by and between Olympus Optical (Europe) GmbH and IAT
                   Deutschland GmbH (1)




    10.15      -   Loan Agreement for Current Account Credit Lines between IAT Deutschland GmbH and Volksbank
                   Sottrum AG (1)
    10.16      -   Agreement, dated September 1, 1992, by and between Grissemann Consulting SA and IAT AG (1)
    10.17      -   Addendum to the Agreement of September 1, 1992, dated December 14, 1994, by and between Grissemann
                   Consulting SA and IAT AG (1)
    10.18      -   Employment Contract, dated as of July 1, 1993, by and between IAT, IAG and Mr. Franz Muller (1)
    10.19      -   Amendment No. 1 to Stock Purchase Agreement, dated as of October 4, 1996, by and among IAT
                   Multimedia, Inc. (formerly known as IAT Holdings, Inc.), IAT AG, IAT Deutschland GmbH Vertical
                   Financial Holdings, and the stockholders of IAT AG (1)
    10.20      -   Amendment No. 1 to Marketing Agreement, dated as of October 24, 1996, by and between IAT Multimedia,
                   Inc. (formerly known as IAT Holdings, Inc.) and General Capital (1)
    10.21      -   Letters of Consent dated December 20, 1996 (1)
    10.22      -   Registration Rights Agreement, dated February 27, 1997, between the Company, Vertical Financial
                   Holdings and Viktor Vogt (1)
    10.23      -   Amendment No. 1 to the Joint Development and Cross License Agreement, dated June 2, 1997, between
                   Texas Instruments Incorporated and IAT AG (2)
    10.24      -   Registration Rights Agreement, dated February 27, 1997, between the Company, Vertical Financial
                   Holdings, and Klaus-Dirk Sippel (1)
    10.25      -   License Agreement, dated June 2, 1997, between Texas Instruments Incorporated and IAT AG (2)
    10.26      -   Registration Rights Agreement, dated February 27, 1997 between the Company, Vertical Financial
                   Holdings, and Walter Glas GmbH (1)
    10.27      -   Purchase Agreement, dated November 13, 1997, by and between IAT Multimedia, Inc. and Dr. Alfred
                   Simmet (3)
    10.28      -   Irrevocable Letter of Credit and Indemnity, dated November 7, 1997, by and between IAT Multimedia, Inc.
                   and Citibank, N.A. (3)
    10.29      -   Consulting Agreement, dated July 18, 1997, by and between IAT Multimedia, Inc. and Arnold J. Wasserman
                   (4)
    10.30      -   Amendment to Consulting Agreement between the Company and Arnold J. Wasserman, dated March 2,
                   1998. (7)
    10.31      -   Retainment Agreement, dated August 25, 1997, by and between IAT Multimedia, Inc. and Reiner Hallauer
                   (4)
    10.32      -   Stock Option Agreement for Arnold J. Wasserman, dated July 18, 1997, by and between IAT Multimedia,
                   Inc. and Arnold J. Wasserman (4)
    10.33      -   Stock Option Agreement for Reiner Hallauer, dated August 25, 1997, by and between IAT Multimedia, Inc.
                   and Reiner Hallauer (4)
    10.34      -   Management Contract, dated as of November 13, 1997, by and between FSE Computer Handel-Verwaltungs
                   GmbH and Dr. Alfred Simmet (4)
    10.35      -   Credit Agreement, dated as of February 5, 1996, by and between IAT AG and Swiss Bank Corporation (4)
    10.36      -   Agreement by and between Swiss Bank Corporation and IAT Multimedia, Inc. (4)
    10.37      -   License Agreement, dated as of July 2, 1997, by and between IAT AG and Proton Communications
                   Technologies Inc. (4)
    10.38      -   License Agreement, dated as of July 23, 1997, by and between IAT AG and Sony Electronics Inc. (4)
    10.39      -   Consent of Sony Electronics Inc. (4)
    10.40      -   License Agreement, dated as of June 12, 1997, by and between IAT Multimedia, Inc. and Precision Digital
                   Images Corporation (4)
    10.41      -   Development Agreement, dated as of June 20, 1997, by and between IAT Multimedia, Inc, and Precision
                   Digital Images Corporation (4)
    10.42      -   Letter of Intent, dated November 18, 1997, by and between Olympus Co. (Europe) GmbH and IAT
                   Deutschland GmbH (4)
    10.43      -   Annex to the OKI Semiconductor Gate Array, Standard Cell, Macrocell Products Development and
                   Purchase Agreement, dated as of June 5, 1997, by and among IAT Multimedia, Inc., Precision Digital
                   Images Corporation and OKI Semiconductor (4)








    10.44      -   Settlement Agreement, dated November 12, 1997, by and between IAT Deutschland GmbH, IAT
                   Multimedia, Inc. and Mr. Wilhelm Gudauski (4)
    10.45      -   Letter of Termination from Deutsche Telekom (4)
    10.46      -   Letter of Termination from IBM Deutschland (4)
    10.47      -   Agreement dated as of December 22, 1997 by and among Richard Suter, Klaus-Dirk Sippel and Cornelius
                   Holthuizen, IAT AG and IATMultimedia, Inc. (4)
    10.48      -   Amended and Restated Agreement dated as of December 22, 1997 by and among Richard Suter, Klaus-Dirk
                   Sippel and Cornelius Holthuizen, IAT AG and IAT Multimedia, Inc. (4)
    10.49      -   Amendment No. 1 to Stock Option Agreement for Arnold J. Wasserman (4)
    10.50      -   Amendment No. 1 to Stock Option Agreement for Reiner Hallauer (4)
    10.51      -   Securities Purchase Agreement, dated as of June 19, 1998, by and among IAT Multimedia, Inc., JNC
                   Opportunity Fund Ltd. and JNC Strategic Fund, Ltd. (8)
    10.52      -   Registration Rights Agreement, dated as of June 19, 1998, by and among IAT Multimedia, Inc., JNC
                   Opportunity Fund Ltd. and JNCStrategic Fund, Ltd. (8)
    10.53      -   5% Convertible Debenture due 2008, dated as of June 19, 1998, issued by IAT Multimedia, Inc. (8)
    10.54      -   Form of Warrant, attached as exhibit to Securities Purchase Agreement (exhibit 10.51 hereto) (8)
    10.55      -   Agreement dated October 27, 1998 between Registrant and Axel Hundt, the sole shareholder of Columbus
                   Handels-und Vertrieb GmbH & Co. KG and Columbus Handels-und Vertrieb GmbH (9)
    10.56      -   Exchange Agreement dated as of December 31, 1998 by and among the Registrant, JNC Opportunity Fund
                   Ltd. and JNC Strategic Fund Ltd.           (10)
    10.57      -   Executive Employment Agreement dated as of September 1, 1998 between IAT AG and Jacob Agam (11)
    10.58      -   Employment Agreement dated as of February 18, 1999 between IAT AG and Nico Hildebrand (11)
    10.59      -   Sublease Agreement dated as of January 29, 1999 between the Registrant and Petrini, N.V. for offices located at 70 East 55th Street, New York, New York 10022 (11)
    10.60      -   Purchase Agreement dated February 12, 1999 between the Registrant and Dr. Alfred Simmet (11)
    10.61      -   Amendment dated July 1, 1998 to Agreement dated September 1, 1992 between Grissemann Consulting SA and IAT AG
    21.1       -   List of Subsidiaries of Registrant (11)
    27.1       -   Financial Data Schedule (11)

(1)            Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-18529) as filed on December 23, 1996, as amended
(2)            Incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed on November 14, 1997
(3)            Incorporated by reference to the Company's Current Report on Form 8-K as filed on November 26, 1997
(4)            Incorporated by reference to the Company Registration Statement on Form S-1 (Reg. No. 333-41835) as filed on December 10, 1997 as amended
(5)            Incorporated by reference to the Company's Current Report on Form 8-K as filed on March 20, 1998
(6)            Incorporated by reference to the Company's Current Report on Form 8-K/A as filed on April 3, 1998
(7)            Incorporated by reference to the Company's Annual Report on Form 10-K as filed on April 15, 1998
(8)            Incorporated by reference to the Company's Current Report on Form 8-K as filed on July 1, 1998
(9)            Incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed on November 15, 1998
(10)           Incorporated by reference to the Company's Current Report on Form 8-K as filed on January 11, 1999
(11)           Incorporated by reference to the Company's Annual Report on Form 10-K as filed on March 31, 1999

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 1999              IAT MULTIMEDIA, INC.


                                   By:  /s/ Jacob Agam
                                        ------------------------------
                                           Jacob Agam
                                           Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                   TITLE                                               DATE
/s/ Jacob Agam
------------------------
Jacob Agam                               Chairman of the Board of Directors                 April 30, 1999
                                         and Chief Executive Officer
                                         (principal executive officer)

/s/ Klaus Grissemann
------------------------
Klaus Grissemann                         Chief Financial Officer and Director               April 30, 1999
                                         (principal accounting and financial officer)

/s/ Nicolaas Hildebrand
------------------------
Nicolaas Hildebrand                      Chief Operating Officer                            April 30, 1999


/s/ Volker Walther
------------------------
Volker Walther                           Director                                           April 30, 1999


/s/ Viktor Vogt
------------------------
Viktor Vogt                              Director                                           April 30, 1999


/s/ Robert Weiss
-------------------------
Robert Weiss                             Director                                           April 30, 1999


/s/ Erich Weber
------------------------
Erich Weber                              Director                                           April 30, 1999