Form 10-Q
period 1999-03-31
IAT MULTIMEDIA INC
filed 1999-05-17
CIK 1029443

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1999
                                     --------------

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

              Class                         Outstanding at May 12, 1999
              -----                         ---------------------------
    Common Stock, $.01 par value                  9,815,764 shares

                      IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                                 FORM 10-Q INDEX

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 1999

                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Consolidated Balance Sheets at March 31, 1999             3
                   (unaudited) and December 31, 1998

                   Consolidated Statements of Operations for Three Months    4
                   ended March 31, 1999 and 1998 (unaudited)

                   Consolidated Statements of Comprehensive Loss for the     4
                   Three Months ended March 31, 1999 and 1998 (unaudited)

                   Consolidated Statements of Cash Flows for Three Months    5
                   ended March 31, 1999 and 1998 (unaudited)

                   Notes to Consolidated Financial Statements              6-8

          Item 2.  Management's Discussion and Analysis of                 9-14
                   Financial Condition and Results of Operations

          Item 3.  Quantitative and Qualitative Disclosures                 14
                   About Market Risk

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                        14

          Item 2.  Changes in Securities and Use of Proceeds                14

          Item 3.  Default upon Senior Securities                           15

          Item 4.  Submission of Matters to a Vote of Security Holders      15

          Item 5.  Other Information                                      15-16

          Item 6.  Exhibits and Reports on Form 8-K                       16-17

SIGNATURE PAGE                                                              18

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                   March 31,     December 31,
                                                                     1999            1998
                                                                  (unaudited)
                                                                 ------------    ------------
ASSETS
Current assets:
    Cash and cash equivalents                                    $  4,902,466    $  5,614,182
    Marketable securities                                             750,000         750,000
    Accounts receivable, less allowance for doubtful
       accounts of $148,350 in 1999 and $166,159 in 1998            1,872,688       1,564,945
    Inventories                                                     1,963,712       2,359,896
    Other current assets                                              407,224         396,924
                                                                 ------------    ------------
       Total current assets                                         9,896,090      10,685,947
Equipment and improvements, net                                       509,841         578,939

Other assets:
    Other receivables                                                 535,493         580,385
    Notes receivable from affiliates                                  540,595         562,286
    Excess of cost over net assets acquired, net                    3,739,954       4,155,972
    Other assets                                                      419,026         300,541
                                                                 ============    ============
                                                                 $ 15,640,999    $ 16,864,070
                                                                 ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable, banks                                         $    306,243    $         --
    Accounts payable                                                2,289,183       2,696,911
    Other current liabilities                                       1,066,466       1,104,774
                                                                 ------------    ------------
       Total current liabilities                                    3,661,892       3,801,685
                                                                 ------------    ------------
Convertible debenture                                               3,000,000       3,000,000
                                                                 ------------    ------------
Minority interest                                                      24,957          72,079
                                                                 ------------    ------------
Stockholders' equity:
    Preferred stock, $.01 par value, authorized 10,000,000
       shares, issued 2,000 shares in 1999 and nil
       shares in 1998                                                      20              --
    Common stock, $.01 par value, authorized 50,000,000
       shares, issued 10,057,387 in 1999 and 10,048,826
       in 1998                                                        100,574         100,488
    Capital in excess of par value                                 32,435,947      30,416,979
    Accumulated deficit                                           (21,460,366)    (20,982,472)
    Cumulative translation adjustment                                  82,252         661,571
    Treasury stock (248,255 shares in 1999 and 50,000
       shares in 1998)                                             (2,204,277)       (206,260)
                                                                 ------------    ------------
       Total stockholders' equity                                   8,954,150       9,990,306
                                                                 ============    ============
                                                                 $ 15,640,999    $ 16,864,070
                                                                 ============    ============

                                               See Notes to Consolidated Financial Statements

                      IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended
                                                              March 31,
                                                    ----------------------------
                                                        1999            1998
                                                    ------------    ------------
Net Sales                                           $ 12,964,431    $  8,762,063
Cost of Sales                                         12,260,186       7,829,594
                                                    ------------    ------------
Gross margin                                             704,245         932,469
                                                    ------------    ------------
Operating expenses:
    Selling expenses                                     641,594         557,254
    General and administrative expenses                  167,947         128,293
                                                    ------------    ------------
                                                         809,541         685,547
                                                    ------------    ------------
Operating income (loss) before corporate overhead
    depreciation and amortization                       (105,296)        246,922
Corporate overhead                                       283,308         174,211
Depreciation and amortization                            188,215         136,366
                                                    ------------    ------------
Operating loss                                          (576,819)        (63,655)

Other income (expense):
    Interest expense                                     (50,057)        (23,394)
    Interest income                                       66,113          88,454
    Other income                                          36,591           3,907
    Minority interest in net (income) loss of
    subsidiary                                            42,485         (40,416)
                                                    ------------    ------------
Loss before income taxes benefit                        (481,687)        (35,104)

Income taxes benefit                                       3,793             282
                                                    ------------    ------------
Net loss                                            $   (477,894)   $    (34,822)
                                                    ============    ============
Net loss per share - basic and diluted              $      (0.05)   $      (0.00)
                                                    ============    ============
Weighted average number of
    common shares outstanding                          9,329,751       9,203,664
                                                    ============    ============

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)

Net loss                                            $   (477,894)   $    (34,822)

Other comprehensive income (loss) net of tax -
   Foreign currency translation adjustments             (579,319)        (47,012)
                                                    ------------    ------------
Comprehensive loss                                  $ (1,057,213)   $    (81,834)
                                                    ============    ============

                                  See Notes to Consolidated Financial Statements

                      IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Three Months Ended
                                                                  March 31,
                                                         --------------------------
                                                             1999           1998
                                                         -----------    -----------
Cash flows from operating activities:

    Net loss                                             $  (477,894)   $   (34,822)

    Adjustments to reconcile net loss to net cash used
    in operating activities:
       Depreciation of equipment                              72,268         57,317
       Amortization of goodwill                              115,947         79,049
       Minority interest in income                           (42,485)        40,416

    Increase (decrease) in cash attributable to
    changes in assets and liabilities:
       Accounts receivable                                  (428,211)      (284,088)
       Inventories                                           218,479         99,681
       Other current assets                                    3,637         79,596
       Other assets                                            8,475        (37,663)
       Accounts payable and other current liabilities       (228,094)    (1,436,137)
                                                         -----------    -----------
Net cash used in operating activites                        (757,878)    (1,436,651)
                                                         -----------    -----------
Cash flows from investing activities:
    Loans to and investments in, affiliated companies             --       (652,571)
    Repayment of loans receivable, affiliates                 20,738             --
    Purchases of equipment and improvements                 (169,195)       (80,865)
    Sale of investments                                           --      1,045,470
                                                         -----------    -----------
Net cash provided by (used in) investing activities         (148,457)       312,034
                                                         -----------    -----------
Cash flows from financing activities:

    Repayment of loans payable, stockholders                      --     (1,317,077)
    Capital contribution, stockholders                            --        494,003
    Proceeds from (repayments of) short-term bank loan       309,738       (385,696)
                                                         -----------    -----------
Net cash provided by (used by) financing activities          309,738     (1,208,770)
                                                         -----------    -----------
Effect of exchange rate changes on cash                     (115,119)         7,082
                                                         -----------    -----------
Net decrease in cash                                        (711,716)    (2,326,305)

Cash and cash equivalents, beginning of period             5,614,182      5,472,928
                                                         -----------    -----------
Cash and cash equivalents, end of period                 $ 4,902,466    $ 3,146,623
                                                         ===========    ===========
Supplemental disclosures of cash flow information,
    Cash paid during the period for interest             $    13,221    $    50,604
                                                         ===========    ===========
    Cash paid during the period for income related
       taxes                                             $    51,554    $    50,817
                                                         ===========    ===========
    Spinoff of assets and liabilities held for
       disposition                                       $        --    $ 1,077,920
                                                         ===========    ===========

                                     See Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    INTERIM FINANCIAL INFORMATION - The unaudited interim consolidated financial statements contain all adjustments consisting of normal recurring adjustments, which are, in the opinion of the management of IAT Multimedia, Inc. (hereinafter the "Company" or "IAT"), necessary to present fairly the consolidated financial position of the Company as of March 31, 1999, and the consolidated results of operations and cash flows of the Company for the periods presented. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

    PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of IAT, its wholly-owned subsidiaries IAT AG, Switzerland ("IAT AG"), IAT Deutschland GmbH Interactive Medien Systeme Bremen ("IAT GmbH"), and the General Partner of FSE Computer-Handel GmbH & Co. KG, and 80% of the limited partnership interest of FSE (collectively "FSE"), and 100% of both the General Partner of and the limited partnership interests in Columbus-Computer-Handels und Vertriebs GmbH & Co. KG ("Columbus") (collectively the "Company"). All intercompany accounts and transactions have been eliminated.

    EXCESS OF COST OVER NET ASSETS ACQUIRED - Goodwill represents the excess of cost over the fair market value of net assets of acquired businesses and is amortized over a period of 10 years from the acquisition date. The Company monitors the cash flows of the acquired operations to assess whether any impairment of recorded goodwill has occurred. Amortization for the three month periods ended March 31, 1999 and 1998 was approximately $116,000 and $79,000, respectively.

    FOREIGN CURRENCY TRANSLATION - The Company has determined that the local currency of its Switzerland subsidiary, Swiss Francs, is the functional currency for IAT AG and IAT GmbH and the Deutsch Mark is the functional currency for FSE and Columbus. The financial statements of the subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 (SFAS 52), "Foreign Currency Translation". SFAS 52 provides that all balance sheet accounts are translated at period-end rates of exchange (1.48 and 1.37 Swiss Francs and 1.81 and 1.67 Deutsch Marks for each U.S. dollar at March 31, 1999 and December 31, 1998, respectively), except for equity accounts which are translated at historical rates. Income and expense accounts and cash flows are translated at the average of the exchange rates in effect during the year. The resulting translation adjustments are included as a separate component of other comprehensive income in the statements of stockholders' equity and consolidated statement of comprehensive loss, whereas gains or losses arising from foreign currency transactions are included in results of operations.

    LOSS PER COMMON SHARE - Basic earnings per share excludes dilution and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares includes shares issued within one year of the Company's initial public offering ("IPO") with an issue price less than the IPO price, and excludes shares of the Company's common stock (the "Common Stock") placed in escrow upon the completion of the IPO. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the entity.

Diluted loss per common share is the same as basic loss per common share for the periods ended March 31, 1999 and 1998. The Company has unexercised options and warrants in addition to shares issuable upon conversion of its convertible debentures which are not included in the computation of diluted loss per share because their effect would have been antidilutive as a result of the Company's losses.

    COMPREHENSIVE LOSS - Effective January 1, 1998 the Company adopted SFAS 130, "Reporting Comprehensive Income".

NOTE 2. INVENTORIES:

                                           March 31,        December 31,
                                             1999               1998
                                          -----------       -----------
Work in process........................   $    71,129       $    70,659
Purchased finished goods...............     1,892,583         2,289,237
                                          -----------       -----------
                                          $ 1,963,712       $ 2,359,896
                                          ===========       ===========

NOTE 3 - SPINOFFS:

    On March 6, 1998, the Company transferred the business and substantially all of the assets and the liabilities of its majority-owned subsidiary, IAT GmbH, to a newly-formed German company, ALGO Vision Systems (the "German Spinoff"). ALGO Vision Systems is substantially owned by an entity controlled by the former co-chairman of the Board of Directors of the Company. The Company owns 15% of the outstanding common stock of ALGO Vision Systems. The German Spinoff was effective on January 1, 1998 and required the Company to infuse approximately $650,000 of capital. In connection with the German Spinoff, IAT AG purchased the remaining 25.1% interest in IAT GmbH from the minority stockholder for a purchase price of approximately $100,000. In addition, the Company provided ALGO Vision Systems with a loan of approximately $300,000 for working capital requirements through March 6, 1998. This loan bears interest at a rate of 5% per annum. The balance of the loan at March 31, 1999 was approximately $133,000 and was repaid in April 1999.

    On March 24, 1998, the Company transferred the business and certain of the assets and liabilities of its wholly-owned subsidiary IAT AG to a newly-formed Swiss company, ALGO Vision Schweiz (the "Swiss Spinoff") ALGO Vision Schweiz is substantially owned by an entity controlled by the former co-chairman of the Board of Directors of the Company. The Company owns 15% of the outstanding common stock of ALGO Vision Schweiz. The Swiss Spinoff was effective January 1, 1998. At closing, the Company received a note ("Purchase Note"), due March 24, 2001, for approximately $325,000 representing the value of the assets in excess of the liabilities that were transferred on March 24, 1998. In addition, the Company loaned ALGO Vision Schweiz $250,000 ("The Note") for operating cash flow. The Note is due the earlier of the date that ALGO Vision Schweiz raises either debt or equity financing in excess of SF 1,000,000 or March 24, 2001. Both notes provide for the payment of interest semi-annually beginning September 1, 1998 at a rate of 3% per annum. The balance of the notes at March 31, 1999 is approximately $540,000.

NOTE 4 - CONVERTIBLE DEBENTURES:

    The Company entered into a securities purchase agreement (the "Purchase Agreement"), dated as of June 19, 1998, with two purchasers (the "Investors"). The transaction consisted of the issuance of 198,255 shares of the Company's Common Stock and $3 million aggregate principal amount of the Company's 5% Convertible Debentures due 2001 ("Debentures") for $5 million. The Debentures are immediately convertible into shares of common stock at the option of either the Company (subject to certain limitations) or the Investors. The holders of shares of common stock issued upon conversion, at the option of the Investors, were prohibited from selling the shares prior to March 16, 1999; thereafter, sales by the Investors are subject to certain volume limitations. Any portion of the Debentures remaining unconverted on October 27, 2000 shall convert automatically into shares of common stock. The number of shares of common stock issuable upon conversion of the Debentures is the lesser of (i) 120% of the average of the closing bid prices from the five trading days immediately preceding the Original Issue Date (as defined in the Purchase Agreement) and
(ii) 87% of the average of the five lowest closing bid prices during the 15 trading days immediately preceding the conversion date. The Company recorded a discount on the Debentures due to the conversion features of approximately $450,000 which is included in interest expense for the year ended December 31, 1998.

    In January 1999, the Company exchanged the 198,255 shares of common stock issued in June 1998 for 2,000 shares of Series B Convertible Preferred Stock ("Series B Stock"). Each share of Series B Stock shall be convertible into shares of common stock, and at the option of the holder, at any time from the issue date at $10.88 per share. The Series B Stock shall be convertible into shares of common stock, at the option of the Company, at any time on or after December 30, 1999, if certain conditions are met, or prior to such time if the common stock reaches certain thresholds. All shares of Series B Stock not previously converted into shares of common stock shall automatically convert in January 2002.

    In April 1999, the holder of the Debentures converted $27,000 of the Debenture, plus accrued interest on the principal amount converted, and received 6,632 shares of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Unless the context otherwise requires, "we" or "us" refers to IAT Multimedia, Inc., the Delaware corporation, and its subsidiaries. The subsidiaries are:

    o FSE Computer-Handel GmbH & Co. KG, a German limited partnership of which we own 80% of the partnership interest, and FSE Computer-Handel Verwaltungs GmbH, a German corporation of which we own 100% of the stock ; and

    o    the following subsidiaries of which we own 100% of the equity:

         o Columbus Computer Handels- und Vertriebs GmbH & Co. KG, a German limited partnership, and Columbus Computer Handels- und Vertriebs-Verwaltungs GmbH, a German corporation;

         o    IAT AG, a Swiss corporation, and

         o IAT Deutschland GmbH Interaktive Medien Systeme, a German corporation

     This Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may", "expects," "believes," "anticipates," "intends," "projects," or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-Q to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Risk Factors" and elsewhere in, or incorporated by reference from time to time into our filings with the Securities and Exchange Commission. These factors include the following: we have experienced significant operating losses, changed our principal business and we cannot predict whether we will become profitable; our operating results will be adversely affected by charges from acquisitions; our strategy of acquiring other companies for growth may not succeed; we need additional funds for future acquisitions; our substantial debt reduces cash available for our business, may adversely affect our abilitiy to obtain additional funds and increase our vulnerability to economic or business downturns; we face intense competition in the German PC industry; risks relating to foreign operations and other risks.

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

    We have also developed visual communications technology. In connection with our reorganization in March 1998, effective January 1, 1998, (Note 3 - Spinoffs) we licensed this technology to Algo Vision Schweiz. To date, we have received limited royalty income from sales of products by Algo Vision Schweiz incorporating this technology. We may also offer products incorporating our visual communications technology manufactured by the entities in which we own a minority interest, in our PCs and as an additional product line for sale to our customers.

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

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 1999 COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 1998

The average exchange rate for the U.S. Dollar decreased as compared to the Swiss Franc and the Deutsch Mark by approximately 1.4% and 2.2% respectively. The average Swiss Franc to U.S. Dollar exchange rate was SF 1.45 = $1.00 in the first quarter of 1999 as compared to SF 1.47 in the first quarter of 1998. The average Deutsch Mark to U.S. Dollar exchange rate was DM 1.77 = $1.00 in the first quarter of 1999 as compared to DM 1.81 in the first quarter of 1998.

    We acquired FSE in November 1997 and Columbus effective as of October 31, 1998 and transferred the assets and liabilities and the businesses of one of our German subsidiaries and our Swiss subsidiary in March 1998, effective January 1998. These transactions cause a lack of quarter to quarter comparability because our results of operations for the three months ended March 31, 1999 include the operations of FSE and Columbus, while our results of operations for the three months ended March 31, 1998 include only the operations of FSE.

    REVENUES. Revenues for the first quarter 1999 increased by 48% to $12,964,000 from $8,762,000 in the first quarter 1998. This increase is primarily a result of Columbus' PC peripheral sales, partially offset by a reduction of FSE's sales due to the closing of one of the FSE's retail stores and the transfer of certain of FSE's customers to Columbus in December 1998.

    COST OF SALES. Cost of sales increased by 56.6% to $12,260,000 in the first quarter 1999 from $7,830,000 in the first quarter 1998. The cost of sales as a percentage of sales increased to 94.6% in the first quarter 1999 from 89.4% in the first quarter 1998 primarily as a result of an increase in sales of PC components which produce lower gross profit margins than fully assembled PCs. In addition, many of the components purchased by us during the first quarter 1999 were purchased in U.S. dollars and we incurred higher costs for these components as a result of the strengthening of the U.S.Dollar against the Deutsch Mark of approximately 8% during the first quarter 1999.

    SELLING EXPENSES. Selling expenses increased by 15.2% to $642,000 in the first quarter 1999 from $557,000 in the first quarter 1998. This increase is due to Columbus' selling expenses which are not included in the first quarter 1998, and is partially offset by a reduction of selling expenses incurred by FSE.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by 31.3% to $168,000 in the first quarter 1999 from $128,000 in the first quarter 1998, primarily due to Columbus' administrative expenses which are not included in the first quarter 1998, partially offset by a reduction of administrative expenses incurred by FSE.

    CORPORATE OVERHEAD. Corporate Overhead increased by 62.6% to $283,000 in the first quarter 1999 from $174,000 in the first quarter 1998, primarily due to a new corporate structure in connection with the Columbus and FSE acquisitions and in anticipation of future acquisitions.

    INTEREST. Interest expense increased by 117.4% to $50,000 in the first quarter 1999 from $23,000 in the first quarter 1998. This increase is primarily a result of interest accrued on our 5% convertible debentures.

    Interest income decreased by 25.0% to $66,000 in the first quarter 1999 from $88,000 in the first quarter 1998, primarily as a result of a reduction of our interest bearing time deposits and marketable securities.

    NET LOSS. The net loss for the three months ended March 31, 1999 increased to $478,000 from $35,000 for the three months ended March 31, 1998. This increase is primarily a result of an increase in sales of PC components which produce lower gross profit margins than fully assembled PCs. In addition, many of the components purchased by us during the first quarter 1999 were purchased in U.S. dollars and we incurred higher costs for those components as a result of the strengthening of the U.S.Dollar against the Deutsch Mark of approximately 8% during the first quarter 1999. Net loss also increased as a result of an increase in operating expenses and an increase in goodwill amortization related to the Columbus acquisition.

    OPERATING LOSS BEFORE CORPORATE OVERHEAD, INTEREST, INCOME TAXES, DEPRECIATION AND AMORTIZATION. Operating loss before corporate overhead, interest, income taxes, depreciation and amortization in the three months ended March 31, 1999 increased to $105,000 from an income of $247,000 in the three months ended March 31, 1998. This increase is primarily a result of increased sales of PC components which produce lower gross profit margins than fully assembled PCs, increased costs for components purchased by us during the first quarter 1999 in U.S. dollars and operating expenses incurred by Columbus, which are not included in the first quarter 1998. Operating loss before corporate overhead, interest, income taxes, depreciation and amortization should not be considered an alternative to operating income, net income, cash flows or any other measure of performance as determined in accordance with generally accepted accounting principles, as an indicator of operating performance or as a measure of liquidity.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 1999, the Company's cash and cash equivalents and investments in corporate bonds decreased to $4,902,000 and $750,000, respectively, as compared to $5,614,000 and $750,000, respectively, at December 31, 1998.

    Net cash used in operating activities totaled $758,000 during the three months ended March 31, 1999 compared to $1,437,000 during the three months ended March 31, 1998. This decrease is primarily due to a reduction of cash used for the payment of accounts payable and other current liabilities partially offset by the net loss.

    Net cash used in investing activities totaled $148,000 during the three months ended March 31, 1999 compared to $312,000 net cash provided by investing activities during the three months ended March 31, 1998. During the three months ended March 31, 1999 cash was primarily used for the purchase of equipment and for the new accounting, procuring, order management and invoicing system. During the three months ended March 31, 1998 cash was used to pay for the acquisition of 25.1% of the common stock of IAT Germany in the amount of $96,000, for 15% each of the common stock of Algo Vision Systems and Algo Vision Schweiz in the aggregate amount of $19,000 and for loans to these companies in the aggregate amount of $538,000 and for the purchase of equipment. These payments were offset by the sale of marketable securities.

    Net cash provided by financing activities amounted to $310,000 due to an increase in short-term bank loans during the three months ended March 31, 1999 as compared to net cash used by financing activities of $1,209,000 during the three months ended March 31, 1998. During the three months ended March 31, 1998 cash was primarily used for the repayment of stockholder loans including the second installment of the FSE purchase price in the amount of $890,000 and the repayment of short-term bank loans. These payments were partially offset by a capital contribution by certain stockholders in exchange for the Company assuming the obligation of IAT AG under the repayment of the Swiss bank loan.

    Cash, cash equivalents and investments in corporate bonds at March 31, 1999 amount to $5,652,000. We believe that our funds should be sufficient to finance our working capital requirements and our capital and debt service requirements for approximately the 12 months period following March 31, 1999, depending on acquisitions. We may require additional funds for acquisitions and integration and management of acquired businesses. However, we have no commitments or arrangements to obtain any additional funds and we cannot predict whether additional funds will be available on terms favorable to us or at all. If we cannot obtain funds when required, the growth of our business may be adversely affected.

    In June 1998, we sold $3,000,000 aggregate principal amount of our 5% Convertible Debentures due 2001. In April 1999, the holder of the debentures converted $27,000 of such debentures, plus accured interest on the principal amount converted, and received 6,632 shares of our common stock. As a result, as of May 1, 1999, $2,973,000 aggregate princiapl amount of such debenture, plus interest, remained outstanding. (See Note 4).

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

    Independent of the Year 2000 issue, we are in the process of installing new financial accounting, procurement, order management and invoicing systems. These systems are expected to be fully operational by the end of the second quarter of 1999 and be Year 2000 compliant. Testing of these systems to become compliant for Year 2000 has begun and should be fully completed by the end of the second quarter of 1999. If such compliance is not achieved, we have developed a contingency plan which includes increasing normal inventories of critical supplies prior to December 31, 1999 and ensuring that all critical staff are available or scheduled to work prior to, during and immediately after December 31, 1999.

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

    The replacement of our existing financial accounting, procurement, order management and invoicing systems is estimated at approximately $300,000, however, only a portion of the cost of these systems is attributable to the Year 2000 issue. While we estimate that the Year 2000 effort will have a nominal cost impact, there can be no assurance as to the ultimate cost of the Year 2000 effort or the total cost of information systems.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Not Applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    We did not issue any equity securities during the three months ended March 31, 1999 which were not registered under the Securities Act of 1933, except as follows:

    In January 1999, we exchanged the 198,255 shares of common stock issued to a private investor in June 1998 for 2,000 shares of Series B Convertible Preferred Stock. Each share of Series B shall be convertible into shares of our common stock, subject to limitations, and at the option of the holder, at any time from the issue date at $10.88 per share. The Series B shall be convertible into shares of common stock, at our option, at any time on or after December 30, 1999, if certain conditions are met, or prior to such time if the common stock reaches certain thresholds. All shares of Series B not previously converted into shares of common stock shall automatically convert in January 2002.

    In February 1999, we issued 8,561 shares of our common stock to Reiner Hallauer upon the exercise of options granted to Mr. Hallauer pursuant to a Stock Option Agreement dated August 25, 1997 between the Company and Mr. Hallauer.

    In February 1999, we granted options to purchase 60,000 shares of our common stock to Nico Hildebrand, our Chief Operating Officer.

    In April 1999, we issued 6,632 shares of our common stock to holder of our 5% Convertible Debentures upon the conversion of $27,000 of the debenture, plus accrued interest on the principal amount converted.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

    Not Applicable.

ITEM 5. OTHER INFORMATION

CONVERTIBLE DEBENTURE EXCHANGE AND CONVERSION

    In January 1999, the Company exchanged the 198,255 shares of common stock issued in June 1998 for 2,000 shares of Series B Convertible Preferred Stock ("Series B"). Each share of Series B shall be convertible into shares of common stock, and at the option of the holder, at any time from the issue date at $10.88 per share. The Series B shall be convertible into shares of common stock, at our option, at any time on or after December 30, 1999, if certain conditions are met, or prior to such time if the common stock reaches certain thresholds. All shares of Series B not previously converted into shares of common stock shall automatically convert in January 2002.

    In April 1999, the holder of the Debentures converted $27,000 of the Debentures, plus accrued interest on the principal amount converted, and received 6,632 shares of the Company's common stock.

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

     The foregoing amounts have been translated from Deutsch Marks into U.S. Dollars based on the exchange rate at December 31, 1998.

EMPLOYMENT OF NICO HILDEBRAND

    We entered into an employment agreement effective as of February 1, 1999 with Nico Hildebrand under which Mr. Hildebrand has agreed to serve as our Chief Operating Officer until January 31, 2000. The term of employment may be extended until January 31, 2002 if agreed to by us and Mr. Hildebrand. Following such period, if extended, the agreement will automatically renew for successive two year terms unless terminated by either party. Under the employment agreement, Mr. Hildebrand is entitled to an annual salary of DM 240,000 (approximately $136,000), reimbursement for travel and other business related expenses and an annual bonus of 3% of the consolidated earnings before interest, taxes, depreciation and amortization of FSE and Columbus. During the first year of the agreement, Mr. Hildebrand is entitled to a minimum bonus of DM 60,000 (approximately $34,000). Under the employment agreement, Mr. Hildebrand received options to purchase 60,000 shares of our common stock.

LEASE

    In January 1999, we entered into a sublease under which we rent a portion of approximately 4,600 square feet of office space in New York, New York from an affiliate of our Chairman and Chief Executive Officer. This lease terminates in January 2002 and has annual rental cost of $100,000, which amount includes administrative and office services.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    10.58 Employment Agreement dated as of February 18, 1999 between IAT AG and Nico Hildebrand (1)
    10.59 Sublease Agreement dated as of January 29, 1999 between the Registrant and Petrini, N.V. for offices located at 70 East 55th Street, New York, New York 10022 (1)
    10.60 Purchase Agreement dated February 12, 1999 between the Registrant and Dr. Alfred Simmet (1)
    27.1   Financial Data Schedule

    (1) Incorporated by reference to the Company's Annual Report on Form 10-K as filed on March 31, 1999.

    (b) The following reports on Form 8-K were filed during the quarter ended March 31, 1999

           We filed a report on Form 8-K on January 11, 1999 reporting information under Item 5.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       IAT MULTIMEDIA, INC.

                                       By:  /s/ Jacob Agam
                                            -------------------------------
                                            Jacob Agam
                                            Chairman of the Board of
                                            Directors and Chief Executive
                                            Officer

                                            /s/ Klaus Grissemann
                                            -------------------------------
                                            Klaus Grissemann
                                            Chief Financial Officer

Date: May 14, 1998