Form 10-Q
period 1999-06-30
IAT MULTIMEDIA INC
filed 1999-08-16
CIK 1029443

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999
                                    -------------

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

     Yes  X    No
         ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

          Class                                  Outstanding at August 13, 1999
---------------------------                      ------------------------------
Common Stock, $.01 par value                             9,863,363 shares

                      IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                                 FORM 10-Q INDEX

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 1999

                                                                                   Page No.
                                                                                   --------
PART I.       FINANCIAL INFORMATION

              Item 1.   Financial Statements

                        Consolidated Balance Sheets at June 30, 1999                   3
                        (unaudited) and December 31, 1998

                        Consolidated Statements of Operations for Three Months         4
                        ended June 30, 1999 and 1998 (unaudited)

                        Consolidated Statements of Operations for Six Months           5
                        ended June 30, 1999 and 1998 (unaudited)

                        Consolidated Statements of Cash Flows for Six Months           6
                        ended June 30, 1999 and 1998 (unaudited)

                        Notes to Consolidated Financial Statements                    7-10

              Item 2.   Management's Discussion and Analysis of                      11-18
                        Financial Condition and Results of Operations

              Item 3.   Quantitative and Qualitative Disclosures                      18
                        About Market Risk

PART II.      OTHER INFORMATION

              Item 1.   Legal Proceedings                                             19

              Item 2.   Changes in Securities and Use of Proceeds                     19

              Item 3.   Default upon Senior Securities                                19

              Item 4.   Submission of Matters to a Vote of Security Holders           19

              Item 5.   Other Information                                             19

              Item 6.   Exhibits and Reports on Form 8-K                             20-21

SIGNATURE PAGE                                                                        22

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                         June 30,          December 31,
                                                                           1999               1998
                                                                       (unaudited)
                                                                      -------------       -------------
ASSETS

Current assets:
  Cash and cash equivalents                                           $   4,556,430       $   5,614,182
  Marketable securities                                                     750,000             750,000
  Accounts receivable, less allowance for doubtful accounts of
    $135,160 in 1999 and $166,159 in 1998                                 1,594,524           1,564,945
  Inventories                                                             1,350,502           2,359,896
  Other current assets                                                      750,550             396,924
                                                                      -------------       -------------
    Total current assets                                                  9,002,006          10,685,947

Equipment and improvements, net                                             438,555             578,939

Other assets:
  Other receivables                                                         578,963             580,385
  Notes receivable from affiliates                                                0             562,286
  Excess of cost over net assets acquired, net                            3,490,740           4,155,972
  Other assets                                                              417,810             300,541
                                                                      -------------       -------------
                                                                      $  13,928,074       $  16,864,070
                                                                      =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable, banks                                                $     270,883       $           -
  Accounts payable                                                        1,423,947           2,696,911
  Other current liabilities                                               1,056,079           1,104,774
                                                                      -------------       -------------
    Total current liabilities                                             2,750,909           3,801,685
                                                                      -------------       -------------
Convertible debenture                                                     2,973,000           3,000,000
                                                                      -------------       -------------
Minority interest                                                            26,596              72,079
                                                                      -------------       -------------
Stockholders' equity:
  Preferred stock, $.01 par value, authorized 10,000,000 shares,
    issued 2,000 shares in 1999 and nil shares in 1998                           20                   -
  Common stock, $.01 par value, authorized 50,000,000 shares,
    issued 10,064,019 in 1999 and 10,048,826 in 1998                        100,640             100,488
  Capital in excess of par value                                         32,464,010          30,416,979
  Accumulated deficit                                                   (22,017,517)        (20,982,472)
  Cumulative translation adjustment                                        (165,307)            661,571
  Treasury stock (248,255 shares in 1999 and 50,000
    shares in 1998)                                                      (2,204,277)           (206,260)
                                                                      -------------       -------------
    Total stockholders' equity                                            8,177,569           9,990,306
                                                                      -------------       -------------
                                                                      $  13,928,074       $  16,864,070
                                                                      =============       =============


                 See Notes to Consolidated Financial Statements

                      IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three Months Ended
                                                               June 30,
                                                   -------------------------------
                                                       1999               1998
                                                   ------------       ------------
Net sales                                          $  8,589,766       $  6,689,183
Cost of sales                                         7,825,065          6,178,541
                                                   ------------       ------------
Gross margin                                            764,701            510,642
                                                   ------------       ------------
Operating expenses:
  Selling expenses                                      647,505            484,864
  General and administrative expenses                   155,104            230,928
                                                   ------------       ------------
                                                        802,609            715,792
                                                   ------------       ------------
Operating loss before corporate overhead
  depreciation and amortization                         (37,908)          (205,150)

Corporate overhead                                      365,184            315,546

Depreciation and amortization                           176,003            162,064
                                                   ------------       ------------
Operating loss                                         (579,095)          (682,760)

Other income (expense):
  Interest expense                                      (49,672)           (31,725)
  Interest income                                        60,692             65,058
  Discount on convertible debenture                                       (448,277)
  Other income (expense)                                (43,161)             2,736
  Minority interest in net loss of subsidiary            62,735             55,506
                                                   ------------       ------------
Loss before income taxes (benefit)                     (548,501)        (1,039,462)

Income taxes (benefit)                                    8,650           (131,106)
                                                   ------------       ------------

Net loss                                           $   (557,151)      $   (908,356)
                                                   ============       ============

Net loss per share - basic and diluted             $      (0.06)      $      (0.10)
                                                   ============       ============
Weighted average number of common shares
  outstanding                                         9,316,021          9,227,629
                                                   ============       ============


                 See Notes to Consolidated Financial Statements

                      IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  Six Months Ended
                                                                      June 30,
                                                          ---------------------------------
                                                               1999                1998
                                                          --------------      -------------
Net sales                                                 $   21,554,197      $  15,451,246
Cost of sales                                                 20,085,251         14,008,135
                                                          --------------      -------------
Gross margin                                                   1,468,946          1,443,111
                                                          --------------      -------------
Operating expenses:
  Selling expenses                                             1,289,099          1,042,118
  General and administrative expenses                            323,051            359,221
                                                          --------------      -------------
                                                               1,612,150          1,401,339
                                                          --------------      -------------
Operating income (loss) before corporate overhead
  depreciation and amortization                                 (143,204)            41,772

Corporate overhead                                               648,492            489,757

Depreciation and amortization                                    364,218            298,430
                                                          --------------      -------------
Operating loss                                                (1,155,914)          (746,415)

Other income (expense):
  Interest expense                                               (99,729)           (55,119)
  Interest income                                                126,805            153,512
  Discount on convertible debenture                                    0           (448,277)
  Other income (expense)                                          (6,570)             6,925
  Minority interest in net loss of subsidiary                    105,220             15,090
                                                          --------------      -------------
Loss before income taxes (benefit)                            (1,030,188)        (1,074,284)

Income taxes (benefit)                                             4,857           (131,106)
                                                          --------------      -------------
Net loss                                                  $   (1,035,045)     $    (943,178)
                                                          ==============      =============
Net loss per share - basic and diluted                    $        (0.11)     $       (0.10)
                                                          ==============      =============
Weighted average number of common shares
  outstanding                                                  9,322,849          9,215,713
                                                          ==============      =============


                 See Notes to Consolidated Financial Statements

                      IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Six Months Ended
                                                                          June 30,
                                                              --------------------------------
                                                                  1999               1998
                                                              ------------        ------------
Cash flows from operating activities:

  Net loss                                                    $ (1,035,045)       $   (943,178)

  Adjustments to reconcile net loss to net cash used
  in operating activities:
    Discount on convertible debenture                                    0             448,277
    Depreciation of equipment                                      136,174             123,087
    Amortization of goodwill                                       228,044             175,343
    Minority interest in loss                                     (105,220)            (15,090)
    Deferred taxes payable                                         (18,833)           (136,738)

  Increase (decrease) in cash attributable to
  changes in assets and liabilities:
    Accounts receivable                                           (203,372)           (161,196)
    Inventories                                                    778,936             322,079
    Other current assets                                           (24,156)            122,665
    Other assets                                                    69,581            (119,173)
    Accounts payable and other current liabilities                (987,864)         (1,865,383)
                                                              ------------        ------------
Net cash used in operating activites                            (1,161,755)         (2,049,307)
                                                              ------------        ------------
Cash flows from investing activities:
  Loans to and investments in, affiliated companies                      -            (921,198)
  Repayment of loans receivable, affiliates                        167,477                   -
  Purchases of equipment and improvements                         (189,354)           (173,733)
  Sale of investments                                                    -             978,340
                                                              ------------        ------------
Net cash used in investing activities                              (21,877)           (116,591)
                                                              ------------        ------------
Cash flows from financing activities:
  Repayment of loans payable, stockholders                               -          (1,322,960)
  Proceeds from (repayment of) convertible debenture               (27,000)          3,000,000
  Proceeds from issuance of common stock, net proceeds              28,130           1,652,500
  Capital contribution, stockholders                                     -             464,003
  Proceeds from (repayments of) short-term bank loan               279,497            (332,524)
                                                              ------------        ------------
Net cash provided by financing activities                          280,627           3,461,019
                                                              ------------        ------------
Effect of exchange rate changes on cash                           (154,747)              3,298
                                                              ------------        ------------
Net increase (decrease) in cash                                 (1,057,752)          1,298,419

Cash and cash equivalents, beginning of period                   5,614,182           5,472,928
                                                              ------------        ------------
Cash and cash equivalents, end of period                      $  4,556,430        $  6,771,347
                                                              ============        ============
Supplemental disclosures of cash flow information,
  Cash paid during the period for interest                    $      7,779        $     65,391
                                                              ============        ============
  Cash paid during the period for income related taxes        $     34,567        $     73,336
                                                              ============        ============
  Cash received during the period for income related taxes    $     96,798        $          0
                                                              ============        ============
  Spinoff of assets and liabilities held for disposition      $          -        $  1,077,920
                                                              ============        ============
Supplemental schedule of non-cash financing activities,
  Common stock issued for repayment of convertible
     debentures                                               $     28,130        $          0
                                                              ============        ============


                 See Notes to Consolidated Financial Statements

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         INTERIM FINANCIAL INFORMATION - The unaudited interim consolidated financial statements contain all adjustments consisting of normal recurring adjustments, which are, in the opinion of the management of IAT Multimedia, Inc. (hereinafter the "Company" or "IAT"), necessary to present fairly the consolidated financial position of the Company as of June 30, 1999, and the consolidated results of operations and cash flows of the Company for the periods presented. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

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

         EXCESS OF COST OVER NET ASSETS ACQUIRED - Goodwill represents the excess of cost over the fair market value of net assets of acquired businesses and is amortized over a period of 10 years from the acquisition date. The Company monitors the cash flows of the acquired operations to assess whether any impairment of recorded goodwill has occurred. Amortization for the six month periods ended June 30, 1999 and 1998 was approximately $228,000 and $175,000, respectively.

         FOREIGN CURRENCY TRANSLATION - The Company has determined that the local currency of its Switzerland subsidiary, Swiss Francs, is the functional currency for IAT AG and IAT GmbH and the Deutsch Mark is the functional currency for FSE and Columbus. The financial statements of the subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 (SFAS 52), "Foreign Currency Translation". SFAS 52 provides that all balance sheet accounts are translated at period-end rates of exchange (1.55 and 1.37 Swiss Francs and 1.88 and 1.67 Deutsch Marks for each U.S. dollar at June 30, 1999 and December 31, 1998, respectively), except for equity accounts which are translated at historical rates. Income and expense accounts and cash flows are translated at the average of the exchange rates in effect during the year. The resulting translation adjustments are included as a separate component of other comprehensive income in the statements of stockholders' equity and consolidated statement of comprehensive loss, whereas gains or losses arising from foreign currency transactions are included in results of operations.

         LOSS PER COMMON SHARE - Basic earnings per share excludes dilution and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares includes shares issued within one year of the Company's initial public offering ("IPO") with an issue price less than the IPO price, and excludes shares of the Company's common stock (the "Common Stock") placed in escrow upon the completion of the IPO. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the entity. Diluted loss per common share is the same as basic loss per common share for the periods ended June 30, 1999 and 1998. The Company has unexercised options and warrants in addition to shares issuable upon conversion of its convertible debentures which are not included in the computation of diluted loss per share because their effect would have been antidilutive as a result of the Company's losses.

         COMPREHENSIVE LOSS - Effective January 1, 1998 the Company adopted SFAS 130, "Reporting Comprehensive Income".


NOTE 2.  INVENTORIES:

                                                    June 30,      December 31,
                                                      1999            1998
                                                  -----------     -----------
Work in process...............................    $    17,605     $    70,659
Purchased finished goods......................      1,332,897       2,289,237
                                                  -----------     -----------
                                                  $ 1,350,502     $ 2,359,896
                                                  ===========     ===========


NOTE 3.  SPINOFFS:

         On March 6, 1998, the Company transferred the business and substantially all of the assets and the liabilities of its majority-owned subsidiary, IAT GmbH, to a newly-formed German company, ALGO Vision Systems (the "German Spinoff"). ALGO Vision Systems is substantially owned by an entity controlled by the former co-chairman of the Board of Directors and a current director of the Company. The Company owns 15% of the outstanding common stock of ALGO Vision Systems. The German Spinoff was effective on January 1, 1998 and required the Company to infuse approximately $650,000 of capital. In connection with the German Spinoff, IAT AG purchased the remaining 25.1% interest in IAT GmbH from the minority stockholder for a purchase price of approximately $100,000. In addition, the Company provided ALGO Vision Systems with a loan of approximately $300,000 for working capital requirements through March 6, 1998. This loan bears interest at a rate of 5% per annum. The loan was repaid in two installments 1998 and 1999 (See Note 5 - Subsequent Events).

         On March 24, 1998, the Company transferred the business and certain of the assets and liabilities of its wholly-owned subsidiary IAT AG to a newly-formed Swiss company, ALGO Vision Schweiz (the "Swiss Spinoff") ALGO Vision Schweiz is substantially owned by an entity controlled by the former co-chairman of the Board of Directors and a current director of the Company. The Company owns 15% of the outstanding common stock of ALGO Vision Schweiz. The Swiss Spinoff was effective January 1, 1998. At closing, the Company received a note ("Purchase Note"), due March 24, 2001, for approximately $325,000 representing the value of the assets in excess of the liabilities that were transferred on March 24, 1998. In addition, the Company loaned ALGO Vision Schweiz $250,000 ("The Note") for operating cash flow. The Note is due the earlier of the date that ALGO Vision Schweiz raises either debt or equity financing in excess of SF 1,000,000 or March 24, 2001. Both notes provide for the payment of interest semi-annually beginning September 1, 1998 at a rate of 3% per annum. The balance of the notes at June 30, 1999 is approximately $519,000. The notes will be repaid prior to August 22, 1999 (see Note 5 Subsequent Events).

NOTE 4.  CONVERTIBLE DEBENTURES:

         The Company entered into a securities purchase agreement (the "Purchase Agreement"), dated as of June 19, 1998, with two purchasers (the "Investors"). The transaction consisted of the issuance of 198,255 shares of the Company's Common Stock and $3 million aggregate principal amount of the Company's 5% Convertible Debentures due 2001 ("Debentures") for $5 million. The Debentures are convertible into shares of common stock at the option of either the Company (subject to certain limitations) or the Investors. Sales of the shares of common stock issuable upon conversion by the Investors are subject to certain volume limitations. Any portion of the Debentures remaining unconverted on October 27, 2000 shall convert automatically into shares of common stock. The number of shares of common stock issuable upon conversion of the Debentures is the lesser of (i) 120% of the average of the closing bid prices from the five trading days immediately preceding the Original Issue Date (as defined in the Purchase Agreement) and (ii) 87% of the average of the five lowest closing bid prices during the 15 trading days immediately preceding the conversion date. The Company recorded a discount on the Debentures due to the conversion features of approximately $450,000 which is included in interest expense in the six month period ended June 30, 1998.

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

         In August 1999, the holder of the Debentures converted $100,000 of the Debenture, plus accrued interest on the principal amount converted, and received 47,599 shares of the Company's common stock.


NOTE 5.  SUBSEQUENT EVENTS:

         In connection with the spin off of our research and development activities in March 1998, the Company granted Algo Vision Schweiz AG, one of the entities formed in connection with the spin-off, an option to purchase a 50% co-ownership interest in the Company's visual communications intellectual property. In July 1999, as part of the reorganization of the Algo Vision entities, Algo Vision Schweiz and Algo Vision Systems Gmbh, the other entity formed in connection with the spin-off, became wholly-owned subsidiaries of Algo Vision plc, an English company whose shares began trading on the European Association of Securities Dealers Automated Quotation System on July 23, 1999. Under the terms of a series of agreements between the Company, Algo Vision plc and Algo Vision Schweiz (i) Algo Vision Schweiz transferred its option to purchase the Company's intellectual property rights to Algo Vision plc, (ii) Algo Vision plc agreed to purchase the Company's visual communications intellectual property rights ( other than the IAT name or mark) and (iii) the Company agreed to exchange its 15% equity interest in each of Algo

Vision Systems and Algo Vision Schweiz, for shares of capital stock of Algo Vision plc. Dr. Vogt, one of the Company's directors, owns approximately 26.2% of the outstanding shares of Algo Vision plc.

         Under the terms of the agreements, Algo Vision plc purchased a 50% interest in the Company's visual communications intellectual property rights for $1,000,000 in July 1999 and purchased the remaining 50% interest for an additional $2,500,000 in August 1999. Algo Vision plc also agreed to pay the Company royalties (ranging from 5% to 10%) on the sale of certain products utilizing the visual communications technology until August 2001. In connection with the transaction, Algo Vision Schweiz has agreed to repay, prior to August 22, 1999, outstanding loans, aggregating approximately $500,000, made by the Company to Algo Vision Schweiz as part of the spin-off.

         In addition, as part of the reorganization of the Algo Vision entities, the Company exchanged its 15% interest in each of Algo Vision Systems and Vision Schweiz, for 500,000 shares of Algo Vision plc (valued at $5,000,000 at EASDAQ admission). These shares are subject to a lock-up agreement for a period of six months, subject to certain exceptions. In August 1999, the Company purchased an additional 250,000 shares of Algo Vision plc for a purchase price of $2,500,000, of which 200,000 shares are subject to a lock-up agreement for a period of three months, subject to certain exceptions.


NOTE 6.  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

                                 Three Months Ended             Six Months Ended
                                      June 30,                      June 30,
                              ------------------------     --------------------------
                                 1999          1998            1999           1998
                              ----------    ----------     ------------    ----------
Net Loss                      $ (557,151)   $ (908,356)    $ (1,035,045)   $ (943,178)
Other comprehensive income
 (loss) net of tax- Foreign
 currency translation
 adjustments                    (247,559)       50,310         (826,878)        3,298
                              ----------    ----------     ------------    ----------
                              $ (804,710)   $ (858,046)    $ (1,861,923)   $ (939,880)
                              ==========    ==========     ============    ==========

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

                o Columbus Computer Handels- und Vertriebs GmbH & Co. KG, a German limited partnership, and Columbus Computer Handels-und Vertriebs- Verwaltungs GmbH, a German corporation;

                o    IAT AG, a Swiss corporation, and

                o IAT Deutschland GmbH Interaktive Medien Systeme, a German corporation

This Form 10-Q contains forward-looking statements within the meaning of the "safe Harbor" provision under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We use forward-looking in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "projects", or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-Q to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Risk Factors" and elsewhere in, or incorporated by reference from time to time into our filings with the Securities and Exchange Commission. These factors include the following: we have experienced significant operating losses, changed our principal business and we cannot predict whether we will become profitable; our operating results will be adversely affected by charges from acquisitions; our strategy of acquiring other companies for growth may not succeed; we need additional funds for future acquisitions; our substantial debt reduces cash available for our business, may adversely affect our ability to obtain additional funds and increase our vulnerability to economic or business downturns; we face intense competition in the German PC industry; risks relating to foreign operations and other risks.

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

         In connection with the Columbus acquisition we consolidated a portion of our existing peripherals business into that of Columbus. FSE will concentrate primarily on the marketing of its high-performance built-to-order PCs and Columbus will focus primarily on the distribution of components and peripherals.

         In July 1999, we sold a 50% interest in our visual communications intellectual property rights to Algo Vision plc. In August 1999, Algo Vision plc purchased the remaining 50% interest in our visual communications intellectual property and agreed to pay us royalties (ranging from 5% to 10%) on the sale of certain products utilizing the visual communications technology until August 2001. In connection with the transaction, Algo Vision Schweiz, a wholly owned subsidiary of Algo Vision plc, agreed to repay, prior to August 22, 1999, outstanding loans, aggregating approximately $500,000, made by us to Algo Vision Schweiz as a part of the spin-off in March 1998 (See "Note 5 - Subsequent Events" and "Item 5 -Other Information").

         In addition, as a part of the reorganization of the Algo Vision entities, we exchanged our 15% interest in each of Algo Vision Systems and Algo Vision Schweiz, for 500,000 shares of Algo Vision plc. These shares are subject to a lock-up agreement for a period of six months, subject to certain exceptions. In August 1999, we purchased an additional 250,000 shares of Algo Vision plc, of which 200,000 shares are subject to a lock-up agreement for a period of three months, subject to certain exceptions (See "Note 5 - Subsequent Events" and "Item 5 - Other Information").

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


RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JUNE 30, 1999 COMPARED TO THREE MONTH PERIOD ENDED JUNE 30, 1998

The average exchange rate for the U.S. Dollar increased as compared to the Swiss Franc and the Deutsch Mark by approximately 1.3% and 3.4% respectively. The average Swiss Franc to U.S. Dollar exchange rate was SF1.51 = $1.00 in the second quarter of 1999 as compared to SF 1.49 = $1.00 in the second quarter of 1998. The average Deutsch Mark to U.S. Dollar exchange rate was DM 1.85 = $1.00 in the second quarter of 1999 as compared to DM 1.79 = $1.00 in the second quarter of 1998.

         We acquired FSE in November 1997 and Columbus effective as of October 31, 1998 and transferred the assets and liabilities and the businesses of one of our German subsidiaries and our Swiss subsidiary in March 1998, effective January 1998. These transactions cause a lack of quarter to quarter comparability because our results of operations for the three months ended June 30, 1999 include the operations of FSE and Columbus, while our results of operations for the three months ended June 30, 1998 include only the operations of FSE.

         REVENUES. Revenues for the second quarter 1999 increased by 28.4% to $8,590,000 from $6,690,000 in the second quarter 1998. This increase is primarily a result of Columbus's PC peripheral sales, partially offset by a reduction of FSE's sales primarily due to the closing of one of the FSE's retail stores and our focus on the sale of peripherals and components which produce lower revenues but higher profit margins rather than bulk sales which produce high revenues but low profit margins.

         COST OF SALES. Cost of sales increased by 26.6% to $7,825,000 in the second quarter 1999 from $6,179,000 in the second quarter 1998. The cost of sales as a percentage of sales decreased to 91.1% in the second quarter 1999 from 92.4% in the second quarter 1998 primarily as a result of our strategy to focus on the sale of peripherals and components which produce lower revenues but higher profit margins rather than bulk sales which produce high revenues but low profit margins.

         SELLING EXPENSES. Selling expenses increased by 33.6% to $648,000 in the second quarter 1999 from $485,000 in the second quarter 1998. This increase is due primarily to selling expenses incurred by Columbus which are not included in the second quarter 1998, and is partially offset by a reduction of selling expenses incurred by FSE due to the restructuring of FSE.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by 32.9% to $155,000 in the second quarter 1999 from $231,000 in the second quarter 1998, primarily due to a reduction of expenses incurred by FSE as a result of our restructuring of FSE, partially offset by administrative expenses incurred by Columbus which are not included in the second quarter 1998.

         CORPORATE OVERHEAD. Corporate overhead increased by 15.5% to $365,000 in the second quarter 1999 from $316,000 in the second quarter 1998, primarily due to a new corporate structure resulting from the Columbus and FSE acquisitions.

         INTEREST. Interest expense increased by 56.3% to $50,000 in the second quarter 1999 from $32,000 in the second quarter 1998. This increase is primarily a result of interest accrued on our 5% convertible debentures.

         Interest income decreased by 6.2% to $61,000 in the second quarter 1999 from $65,000 in the second quarter 1998, primarily as a result of a reduction of our interest bearing time deposits and marketable securities.

         NET LOSS. The net loss for the second quarter 1999 decreased by 38.7% to $557,000 from $908,000 for the second quarter 1998. This decrease is primarily due to the operating results of Columbus during the second quarter 1999 and a reduction of discount on our convertible debentures which was a one-time charge to operations recorded in the second quarter 1998.

         OPERATING LOSS BEFORE CORPORATE OVERHEAD, INTEREST, INCOME TAXES, DEPRECIATION AND AMORTIZATION. Operating loss before corporate overhead, interest, income taxes, depreciation and amortization in the second quarter 1999 decreased to $38,000 from $205,000 in the second quarter 1998. This decrease is primarily due to the operating results of Columbus during the second quarter 1999 which resulted in an EBITDA of $188,000 in the second quarter 1999.

          Operating loss before corporate overhead; interest, income taxes, depreciation and amortization should not be considered an alternative to operating income, net income, cash flows or any other measure of performance as determined in accordance with generally accepted accounting principles, as an indicator of operating performance or as a measure of liquidity.

SIX MONTH PERIOD ENDED JUNE 30, 1999 COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 1998

         The Average Swiss Franc to U.S.Dollar exchange rate was SF 1.47 = $1.00 in the six months ended June 30, 1999 as compared to SF 1.48 = $1.00 in the six months ended June 30, 1998. The average Deutsch Mark to U.S. Dollar exchange rate was DM 1.80 =$1.00 in the six months ended June 30, 1999 and DM 1.80 = $1.00 in the six months ended June 30, 1998.

         We acquired FSE in November 1997 and Columbus effective as of October 31, 1998 and transferred the assets and liabilities and the businesses of one of our German subsidiaries and our Swiss subsidiary in March 1998, effective January 1998. These transactions cause a lack of comparability because our results of operations for the six months ended June 30, 1999 include the operations of FSE and Columbus, while our results of operations for the six months ended June 30, 1998 include only the operations of FSE.

         REVENUES. Revenues for the six month ended June 30, 1999 increased by 39.5% to $21,554,000 from $15,451,000 in the six month ended June 30, 1998. This increase is a result of Columbus's PC peripheral sales, partially offset by a reduction of FSE's sales due primarily to the closing of one of the FSE's retail stores and our focus on the sale of peripherals and components in the second quarter 1999 which produce lower revenues but higher profit margins rather than bulk sales which produce high revenues and low profit margins.

         COST OF SALES. Cost of sales increased by 43.4% to $20,085,000 in the six month ended June 30, 1999 from $14,008,000 in the six month ended June 30, 1998. The cost of sales as a percentage of sales increased to 93.2% in six month ended June 30, 1999 from 90.7% in the six month ended June 30, 1998 primarily as a result of an increase in sales of PC components, which generally produce lower gross profit margins than fully assembled PCs. In addition, many of the components purchased by us during the first quarter 1999 were purchased in U.S.Dollars and we incurred higher costs for these components as a result of the strengthening of the U.S.Dollar against the Deutsch Mark of approximately 8% during the first quarter 1999. During the second quarter 1999 we focused our sales on peripherals and components which produce higher gross profit margins and as a result partially offset the increase in cost of sales encountered in the first quarter 1999.

         SELLING EXPENSES. Selling expenses increased by 23.7% to $1,289,000 in the six month ended June 30, 1999 from $1,042,000 in the six month ended June 30, 1998. This increase is due to selling expenses incurred by Columbus which are not included in the six month ended June 30, 1998, and is partially offset by a reduction of selling expenses incurred by FSE due to the restructuring of FSE.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by 10.0% to $323,000 in the six month ended June 30, 1999 from $359,000 in the six month ended June 30, 1998, primarily due a reduction of expenses incurred by FSE as a result of our restructuring of FSE, partially offset by administrative expenses incurred by Columbus which are not included in the six month ended June 30, 1998.

         CORPORATE OVERHEAD. Corporate Overhead increased by 32.2% to $648,000 in the six month ended June 30, 1999 from $490,000 in the six month ended June 30, 1998, primarily due to a new corporate structure resulting from the Columbus and FSE acquisitions.

         INTEREST. Interest expense increased by 81.8% to $100,000 in the six month ended June 30, 1999 from $55,000 in the six month ended June 30, 1998. This increase is primarily a result of interest accrued on our 5% convertible debentures.

         Interest income decreased by 17.5% to $127,000 in the six month ended June 30, 1999 from $154,000 in the six month ended June 30, 1998, primarily as a result of a reduction of our interest bearing time deposits and marketable securities.

         NET LOSS. The net loss for the six months ended June 30, 1999 increased by 9.8% to $1,035,000 from $943,000 for the six months ended June 30, 1998. This increase is primarily a result of increased costs for components purchased by us during the first quarter 1999 in U.S.Dollars and for which we incurred higher costs as a result of the strengthening of the U.S.Dollar against the Deutsch Mark of approximately 8% during the first quarter 1999. Net loss also increased as a result of an increase in operating expenses and an increase in goodwill amortization related to the Columbus acquisition, partially offset by a reduction of discount on our convertible debentures which was a one-time charge to operations recorded in the second quarter 1998.

         OPERATING LOSS BEFORE CORPORATE OVERHEAD, INTEREST, INCOME TAXES, DEPRECIATION AND AMORTIZATION. Operating loss before corporate overhead, interest, income taxes, depreciation and amortization in the six months ended June 30, 1999 increased to $143,000 from an operating income of $42,000 in the six months ended June 30, 1998. This increase is primarily a result of increased costs for components purchased by us during the first quarter 1999 in U.S.Dollars resulting in lower gross profit margins due to the strengthening of the

U.S.Dollar against the Deutsch Mark. Operating loss before corporate overhead; interest, income taxes, depreciation and amortization should not be considered an alternative to operating income, net income, cash flows or any other measure of performance as determined in accordance with generally accepted accounting principles, as an indicator of operating performance or as a measure of liquidity.


LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1999, the Company's cash and cash equivalents and investments in corporate bonds decreased to $4,556,000 and $750,000, respectively, as compared to $5,614,000 and $750,000, respectively, at December 31, 1998.

         Net cash used in operating activities totaled $1,162,000 during the six months ended June 30, 1999 compared to $2,049,000 during the six months ended June 30, 1998. This decrease is primarily the result of a reduction of cash used for the payment of accounts payable and other current liabilities and a reduction of inventories.

         Net cash used in investing activities totaled $22,000 during the six months ended June 30, 1999 compared to $117,000 during the six months ended June 30, 1998. During the six months ended June 30, 1999 cash was primarily used for the purchase of equipment and for the new accounting, procuring, order management and invoicing system, partially offset by the repayment of certain loans by Algo Vision during the six months ended June 30, 1999. During the six months ended June 30, 1998 cash was used to pay for the acquisition of 25.1% of the common stock of IAT Germany in the amount of $96,000, for 15% each of the common stock of Algo Vision Systems and Algo Vision Schweiz in the aggregate amount of $19,000 and for loans to these companies in the aggregate amount of $805,000 and for the purchase of equipment. These payments were offset by the sale of marketable securities.

         Net cash provided by financing activities during the six month ended June 30, 1999 amounted to $281,000 primarily due to an increase in short-term bank loans as compared to $3,461,000 during the six months ended June 30, 1998. During the six months ended June 30, 1998 cash was primarily provided from the issuance of common stock and the issuance of convertible debentures in the aggregate amount of $4,653,000. In addition, cash was provided by a capital contribution by certain stockholders. These amounts were partially offset by the repayment of stockholder loans, including the second installment of the FSE purchase price and the repayment of short-term bank loans.

         Cash, cash equivalents and investments in corporate bonds at June 30, 1999 amounted to $5,306,000. We believe that our funds should be sufficient to finance our working capital requirements and our capital and debt service requirements for approximately the 12 months period following June 30, 1999, depending on acquisitions. We may require additional funds for acquisitions and integration and management of acquired businesses. However, we have no commitments or arrangements to obtain any additional funds and we cannot predict whether additional funds will be available on terms favorable to us or at all. If we cannot obtain funds when required, the growth of our business may be adversely affected.

         In June 1998, we sold $3,000,000 aggregate principal amount of our 5% Convertible Debentures due 2001. In April 1999 and in August 1999, the holder of the debentures converted $27,000 and $ 100,000, respectively, of such debentures, plus accrued interest on the principal amount converted, and received 6,632 and 47,599, respectively, shares of our common stock. As a result, as of August 9, 1999, $2,873,000 aggregate principal amount of such debenture, plus interest, remained outstanding. (See note 4).

         In July 1999, we sold a 50% interest in our visual communications intellectual property rights to Algo Vision plc for $1,000,000. In August 1999, Algo Vision plc purchased the remaining 50% interest in our visual communication intellectual property for an additional $2,500,000 and agreed to pay us royalties (ranging from 5% to 10%) on the sale of certain products utilizing the visual communications technology until August 2001. In connection with the transaction, Algo Vision Schweiz, a wholly owned subsidiary of Algo Vision plc, agreed to repay, prior to August 22, 1999, outstanding loans, aggregating approximately $500,000, made by us to Algo Vision Schweiz as part of the spin-off in March 1998.

         In addition , as part of the reorganization of the Algo Vision entities, we exchanged our 15% interest in each of Algo Vision Systems and Algo Vision Schweiz, for 500,000 shares of Algo Vision plc (valued at $5,000,000 on the date of Algo Vision plc's admission to EASDAQ). These shares are subject to a lock-up agreement for a period of six months, subject to certain exceptions. In August 1999, we purchased an additional 250,000 shares of Algo Vision plc for a purchase price of $2,500,000, of which 200,000 shares are subject to a lock-up agreement for a period of three months, subject to certain exceptions.


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

         Independent of the Year 2000 issue, we have installed new financial accounting, procurement, order management and invoicing systems. These systems are fully operational. Testing of these systems for Year 2000 compliance has been completed and we believe that such systems are Year 2000 compliant. In the event such systems are not Year 2000 compliant, we have developed a contingency plan which includes increasing normal inventories of critical supplies prior to December 31, 1999 and ensuring that all critical staff are available or scheduled to work prior to, during and immediately after December 31, 1999.

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

         The replacement of our existing financial accounting, procurement, order management and invoicing systems is estimated at approximately $350,000, however, only a portion of the cost of these systems is attributable to the Year 2000 issue. While we estimate that the Year 2000 effort will have a nominal cost impact, there can be no assurance as to the ultimate cost of the Year 2000 effort or the total cost of information systems.

         Our current estimates of the amount of time and costs necessary to achieve Year 2000 compliance are based on the facts and circumstances existing at this time. The estimates were made using assumptions of future events including the continued availability of certain resources, Year 2000 modification plans, implementation success by key third-parties, and other factors. New developments may occur that could affect our estimates of the amount of time and costs needed to achieve Year 2000 compliance. These developments include, but are not limited to: (i) the availability and cost of personnel trained in this area; (ii) unanticipated failures in our IT and non-IT systems; and (iii) the planning and Year 2000 compliance success that suppliers and vendors attain.

         We cannot determine the impact of these potential developments on the current estimate of probable costs of achieving Year 2000 compliance. Accordingly, we are not able to estimate our possible future costs beyond the current estimate of costs. As new developments occur, these cost estimates may be revised to reflect the impact of these developments on the costs to us of making our products and IT and non-IT systems Year 2000 compliant. Such revisions in costs could have a material adverse impact on our results of operations in the quarterly period in which they are recorded. Although we consider it unlikely, such revisions could also have a material adverse effect on our business, financial condition or results of operations.

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

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         We did not issue any equity securities during the three months ended June 30, 1999 which were not registered under the Securities Act of 1933, except as follows:

         In April 1999, we issued 6,632 shares of our common stock to the holder of our 5% Convertible Debentures upon the conversion of $27,000 of the principal amount of the debenture, plus accrued interest on the principal amount converted.

         In August 1999, we issued 47,599 shares of our common stock to the holder of our 5% Convertible Debentures upon the conversion of $100,000 of the principal amount of the debenture, plus accrued interest on the principal amount converted.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.  OTHER INFORMATION


ALGO VISION TRANSACTION

         In connection with the spin off of our research and development activities in March 1998, we granted Algo Vision Schweiz AG, one of the entities formed in connection with the spin-off, an option to purchase a 50% co-ownership interest in our visual communications intellectual property. In July 1999, as part of the reorganization of the Algo Vision entities, Algo Vision Schweiz and Algo Vision Systems Gmbh, the other entity formed in connection with the spin-off, became wholly-owned subsidiaries of Algo Vision plc, an English company whose shares began trading on the European Association of Securities Dealers Automated Quotation System on July 23, 1999. Under the terms of a series of agreements between us, Algo Vision plc and Algo Vision Schweiz (i) Algo Vision Schweiz transferred its option to purchase our intellectual property rights to Algo Vision plc, (ii) Algo Vision plc agreed to purchase our visual communications intellectual property rights (other than the IAT name or mark) and (iii) we agreed to exchange our 15% equity interest in each of Algo Vision Systems and Algo Vision Schweiz, for shares of capital stock of Algo Vision plc.
Dr. Vogt, one of our directors, owns approximately 26.2% of the outstanding shares of Algo Vision plc.

         Under the terms of the agreements, Algo Vision plc purchased a 50% interest in our visual communications intellectual property rights for $1,000,000 in July 1999 and purchased the remaining 50% interest for an additional $2,500,000 in August 1999. Algo Vision plc also agreed to pay us royalties (ranging from 5% to 10%) on the sale of certain products utilizing the visual communications technology until August 2001. In connection with the transaction, Algo Vision Schweiz agreed to repay, prior to August 22, 1999, outstanding loans, aggregating approximately $500,000, made by us to Algo
Vision Schweiz as part of the spin-off.

         In addition, as part of the reorganization of the Algo Vision entities, we exchanged our 15% interest in each of Algo Vision Systems and Vision Schweiz, for 500,000 shares of Algo Vision plc (valued at $5,000,000 at EASDAQ admission). These shares are subject to a lock-up agreement for a period of six months, subject to certain exceptions. In August 1999, we purchased an additional 250,000 shares of Algo Vision plc for a purchase price of $2,500,000, of which 200,000 shares are subject to a lock-up agreement for a period of three months, subject to certain exceptions.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits

            10.62 Agreement for the Acquisition of Intellectual Property Rights dated July 22,1999 among the Registrant, IAT AG, Algo Vision Schweiz AG and Algo Vision plc (i).

            10.63 Intellectual Property Assignment dated July 22, 1999 among the Registrant, IAT AG and Algo Vision plc (i).

            10.64 Intellectual Property Assignment dated July 22, 1999 among the Registrant, IAT AG and Algo Vision plc (i).

            10.65 Share Exchange and Subscription Agreement dated July 22, 1999 between Algo Vision plc and IAT AG (i).

            10.66 Second Subscription Agreement dated July 22, 1999 between Algo Vision plc and IAT AG (i).

            10.67 Lock-In Agreement dated July 22, 1999 among Algo Vision plc, Beeson Gregory Limited and IAT AG (i).

            27.1     Financial Data Schedule

     --------------------

     (i) Incorporated by reference to our Current Report on Form 8-K filed on August 4, 1999.

     (b) No reports on Form 8-K were filed during the quarter ended June 30, 1999.

            On August 4, 1999, we filed a Current Report on Form 8-K reporting information under Item 2.

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



Date: August 13, 1999