Form 10-Q
period 1999-09-30
IAT MULTIMEDIA INC
filed 1999-11-15
CIK 1029443

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1999

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

                               70 East 55th Street
                                   24th Floor
                            New York, New York 10022
                            ------------------------
                                (212) 754 - 4271
                                ----------------

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

         Yes  X        No
             ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


           Class                        Outstanding at November 12, 1999
           -----                        --------------------------------
Common Stock, $.01 par value            9,875,569 shares

                       IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                                 FORM 10-Q INDEX

                   FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999



                                                                                            Page No.
                                                                                            --------

Part I.    Financial Information

           Item 1.    Financial Statements

                      Consolidated Balance Sheets at September 30, 1999                         3
                      (unaudited) and December 31, 1998

                      Consolidated Statements of Operations for Three Months                    4
                      ended September 30, 1999 and 1998 (unaudited)

                      Consolidated Statements of Operations for Nine Months                     5
                      ended September 30, 1999  and 1998 (unaudited)

                      Consolidated Statements of Cash Flows for Nine Months                     6
                      ended September 30, 1999 and 1998 (unaudited)

                      Notes to Consolidated Financial Statements                               7-11

           Item 2.    Management's Discussion and Analysis of                                 12-20
                      Financial Condition and Results of Operations

           Item 3.    Quantitative and Qualitative Disclosures                                  20
                      About Market Risk

Part II.   Other Information

           Item 1.    Legal Proceedings                                                         21

           Item 2.    Changes in Securities and Use of Proceeds                                 21

           Item 3.    Default upon Senior Securities                                            21

           Item 4.    Submission of Matters to a Vote of Security Holders                       21

           Item 5.    Other Information                                                       21-23

           Item 6.    Exhibits and Reports on Form 8-K                                          23

Signature Page                                                                                  24



                                     PART I. FINANCIAL INFORMATION

                                      ITEM 1. FINANCIAL STATEMENTS

                                 IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                                      CONSOLIDATED BALANCE SHEETS


                                                                  September 30,
                                                                      1999                December 31,
                                                                   (unaudited)               1998
                                                                  -------------          -------------
ASSETS

Current assets:
    Cash and cash equivalents                                     $  5,101,571           $  5,614,182
    Marketable securities                                              746,156                750,000
    Securities held for sale                                         2,940,000
    Accounts receivable, less allowance for doubtful accounts of
       $142,283 in 1999 and $166,159 in 1998                         1,964,710              1,564,945
    Inventories                                                      1,713,492              2,359,896
    Other current assets                                               176,563                396,924
                                                                  ------------           ------------
       Total current assets                                         12,642,492             10,685,947
Equipment and improvements, net                                        391,125                578,939
Other assets:
    Other receivables                                                  602,413                580,385
    Notes receivable from affiliates                                         0                562,286
    Excess of cost over net assets acquired, net                     3,436,681              4,155,972
    Other assets                                                       523,503                300,541
                                                                  ------------           ------------
                                                                  $ 17,596,214           $ 16,864,070
                                                                  ============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable, banks                                          $    355,615           $
    Accounts payable                                                 1,902,298              2,696,911
    Other current liabilities                                          958,882              1,104,774
                                                                  ------------           ------------
       Total current liabilities                                     3,216,795              3,801,685
                                                                  ------------           ------------
Convertible debenture                                                2,848,000              3,000,000
                                                                  ------------           ------------
Minority interest                                                       26,596                 72,079
                                                                  ------------           ------------
Stockholders' equity:
    Preferred stock, $.01 par value, authorized 10,000,000 shares,
       issued 2,000 shares in 1999 and nil shares in 1998                   20
    Common stock, $.01 par value, authorized 50,000,000 shares,
       issued 10,123,824 in 1999 and 10,048,826 in 1998                101,238                100,488
    Capital in excess of par value                                  32,595,559             30,416,979
    Accumulated deficit                                            (19,391,550)           (20,982,472)
    Accumulated comprehensive income                                   403,833                661,571
    Treasury stock (248,255 shares in 1999 and 50,000
       shares in 1998)                                              (2,204,277)              (206,260)
                                                                  ------------           ------------
       Total stockholders' equity                                   11,504,823              9,990,306
                                                                  ------------           ------------
                                                                  $ 17,596,214           $ 16,864,070
                                                                  ============           ============



                             See Notes to Consolidated Financial Statements

                              IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)


                                                                    Three Months Ended
                                                                       September 30,
                                                            -----------------------------------
                                                                1999                    1998
                                                            -----------             -----------
Net sales                                                   $ 9,610,457             $ 8,093,257
Cost of sales                                                 9,290,702               7,516,272
                                                            -----------             -----------
Gross margin                                                    319,755                 576,985
                                                            -----------             -----------
Operating expenses:
    Selling expenses                                            535,228                 710,698
    General and administrative expenses                         130,854                 133,705
                                                            -----------             -----------
                                                                666,082                 844,403
                                                            -----------             -----------
Operating loss before corporate overhead
    depreciation and amortization                              (346,327)               (267,418)
Corporate overhead                                              305,968                 317,803
Depreciation and amortization                                   194,359                 165,409
                                                            -----------             -----------
Operating loss                                                 (846,654)               (750,630)
Other income (expense):
    Interest expense                                            (58,125)                (52,225)
    Interest income                                              67,448                  99,154
    Other income (expense)                                    3,459,158                 (31,453)
    Minority interest in net loss of subsidiary                  (1,156)                 53,754
                                                            -----------             -----------
Income (loss) before income taxes (benefit)                   2,620,671                (681,400)
Income taxes (benefit)                                           (5,296)               (203,560)
                                                            -----------             -----------
Net income (loss)                                           $ 2,625,967             $  (477,840)
                                                            ===========             ===========
Net income (loss) per share - basic                         $      0.28             $     (0.05)
                                                            ===========             ===========
Net income (loss) per share - diluted                       $      0.25             $     (0.05)
                                                            ===========             ===========
Weighted average number of
    common shares outstanding
     - basic                                                  9,350,021               9,401,919
                                                            ===========             ===========
     - diluted                                               10,632,021               9,401,919
                                                            ===========             ===========





                         See Notes to Consolidated Financial Statements

                              IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)



                                                                    Nine Months Ended
                                                                      September 30,
                                                            -----------------------------------
                                                               1999                    1998
                                                            -----------             -----------
Net sales                                                  $ 31,164,654            $ 23,544,503
Cost of sales                                                29,375,953              21,524,407
                                                           ------------            ------------
Gross margin                                                  1,788,701               2,020,096
                                                           ------------            ------------

Operating expenses:
    Selling expenses                                          1,824,327               1,752,816
    General and administrative expenses                         453,905                 492,926
                                                           ------------            ------------
                                                              2,278,232               2,245,742
                                                           ------------            ------------
Operating loss before corporate overhead
    depreciation and amortization                              (489,531)               (225,646)
Corporate overhead                                              954,460                 807,560
Depreciation and amortization                                   558,577                 463,839
                                                           ------------            ------------
Operating loss                                               (2,002,568)             (1,497,045)
Other income (expense):
    Interest expense                                           (157,854)               (107,344)
    Interest income                                             194,253                 252,666
    Discount on convertible debenture                                                  (448,277)
    Other income (expense)                                    3,452,588                 (24,528)
    Minority interest in net loss of subsidiary                 104,064                  68,844
                                                           ------------            ------------
Income (loss) before income taxes (benefit)                   1,590,483              (1,755,684)
Income taxes (benefit)                                             (439)               (334,666)
                                                           ------------            ------------
Net income (loss)                                          $  1,590,922            $ (1,421,018)
                                                           ============            ============
Net income (loss) per share - basic                        $       0.17            $      (0.15)
                                                           ============            ============
Net income (loss) per share - diluted                      $       0.16            $      (0.15)
                                                           ============            ============
Weighted average number of
    common shares outstanding
     - basic                                                  9,332,005               9,278,444
                                                           ============            ============
     - diluted                                               10,614,005               9,278,444
                                                           ============            ============





                         See Notes to Consolidated Financial Statements

                               IAT MULTIMEDIA, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)


                                                                        Nine Months Ended
                                                                          September 30,
                                                              -------------------------------------
                                                                  1999                     1998
                                                              -----------              ------------
Cash flows from operating activities:
    Net income (loss)                                         $ 1,590,922              $(1,421,018)
    Adjustments to reconcile net income (loss) to net
    cash provided (used) in operating activities:
        Discount on convertible debenture                               0                  448,277
        Gain on sale of intellectual property                  (3,440,268)
        Depreciation of equipment                                 219,740                  199,798
        Amortization of goodwill                                  338,837                  264,041
        Common stock issued for services and interest expense       8,276                   37,500
        Minority interest in loss                                (104,064)                 (68,844)
        Deferred taxes payable                                       (508)                (356,719)
    Increase (decrease) in cash attributable to
    changes in assets and liabilities:
        Accounts receivable                                      (540,349)                (640,100)
        Inventories                                               433,078                  228,189
        Other current assets                                       91,796                  111,872
        Other assets                                               25,425                  (13,855)
        Accounts payable and other current liabilities           (661,979)              (1,614,395)
                                                              -----------              -----------
Net cash used in operating activites                           (2,039,094)              (2,825,254)
                                                              -----------              -----------
Cash flows from investing activities:
    Loans to and investments in, affiliated companies                                     (966,725)
    Repayment of loans receivable, affiliates                     695,271
    Purchases of equipment and improvements                      (343,257)                (224,206)
    Proceeds from sale of intellectual property                 3,440,268
    Sale (purchase) of investments                             (2,462,599)               1,976,865
                                                              -----------              -----------
Net cash provided by investing activities                       1,329,683                  785,934
                                                              -----------              -----------
Cash flows from financing activities:
    Repayment of loans payable, stockholders                                            (1,326,923)
    Proceeds from (repayment of) convertible debenture                                   3,000,000
    Proceeds from issuance of Common stock, net proceeds                                 1,608,698
    Capital contribution, stockholders                                                     464,002
    Proceeds from (repayments of) shortterm bank loan             356,098                  (54,845)
                                                              -----------              -----------
Net cash provided by financing activities                         356,098                3,690,932
                                                              -----------              -----------
Effect of exchange rate changes on cash                          (159,298)                  94,476
                                                              -----------              -----------
Net increase (decrease) in cash                                  (512,611)               1,746,088
Cash and cash equivalents, beginning of period                  5,614,182                5,472,928
                                                              -----------              -----------
Cash and cash equivalents, end of period                      $ 5,101,571              $ 7,219,016
                                                              ===========              ===========
Supplemental disclosures of cash flow information,
    Cash paid during the period for interest                  $    28,704              $    66,899
                                                              ===========              ===========
    Cash paid during the period for income related taxes      $    34,187              $    96,748
                                                              ===========              ===========
Supplemental disclosure of noncash financing activities,
    Common stock issued for repayment of convertible
    debentures                                                $   160,276              $         0
                                                              ===========              ===========
    Common stock issued for services                          $         0              $    37,500
                                                              ===========              ===========
    Spinoff of assets and liabilities held for disposition    $         0              $ 1,077,920
                                                              ===========              ===========




                           See Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         INTERIM FINANCIAL INFORMATION - The unaudited interim consolidated financial statements contain all adjustments consisting of normal recurring adjustments, which are, in the opinion of the management of IAT Multimedia, Inc. (hereinafter the "Company" or "IAT"), necessary to present fairly the consolidated financial position of the Company as of September 30, 1999, and the consolidated results of operations and cash flows of the Company for the periods presented. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of IAT, its wholly-owned subsidiaries IAT AG, Switzerland ("IAT AG"), IAT Multimedia Bremen ("IAT GmbH"), 100% of the General Partner of FSE Computer-Handel GmbH & Co. KG, and 80% of the limited partnership interest of FSE (collectively "FSE"), and 100% of each of Columbus-Computer-Handels und Vertriebs-Verwaltungs GmbH and Columbus Computerhandel und Vertrieb, Branch office of IAT Multimedia Gmbh ("Columbus") (collectively the "Company"). All intercompany accounts and transactions have been eliminated.

         EXCESS OF COST OVER NET ASSETS ACQUIRED - Goodwill represents the excess of cost over the fair market value of net assets of acquired businesses and is amortized over a period of 10 years from the acquisition date. The Company monitors the cash flows of the acquired operations to assess whether any impairment of recorded goodwill has occurred. Amortization for the nine month periods ended September 30, 1999 and 1998 was approximately $338,000 and $264,000, respectively.

         FOREIGN CURRENCY TRANSLATION - The Company has determined that the local currency of its Switzerland subsidiary, Swiss Francs, is the functional currency for IAT AG and IAT GmbH and the Deutsch Mark is the functional currency for FSE and Columbus. The financial statements of the subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 (SFAS 52), "Foreign Currency Translation". SFAS 52 provides that all balance sheet accounts are translated at period-end rates of exchange ( 1.50 and 1.37 Swiss Francs and 1.84 and 1.67 Deutsch Marks for each U.S. dollar at September 30, 1999 and December 31, 1998, respectively), except for equity accounts which are translated at historical rates. Income and expense accounts and cash flows are translated at the average of the exchange rates in effect during the period. The resulting translation adjustments are included as a separate component of other comprehensive income in the statements of stockholders' equity and consolidated statement of comprehensive loss, whereas gains or losses arising from foreign currency transactions are included in results of operations.

         LOSS PER COMMON SHARE - Basic earnings per share excludes dilution and is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average number of common shares excludes shares of the Company's common stock (the "Common Stock") placed in escrow upon the completion of the Company's initial public offering in March 1997. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the entity.

Diluted loss per common share is the same as basic loss per common share for the period ended September 30, 1998. The Company has unexercised options and warrants in addition to shares issuable upon conversion of its convertible debentures which are not included in the computation of diluted loss per share for the period ended Sepember 30,1998 because their effect would have been antidilutive as a result of the Company's losses.

         COMPREHENSIVE LOSS - Effective January 1, 1998 the Company adopted SFAS 130, "Reporting Comprehensive Income".

NOTE 2. INVENTORIES:

                                           September 30,          December 31,
                                               1999                   1998
                                           -------------          ------------
Work in process..........................    $        0            $   70,659
Purchased finished goods.................     1,713,492             2,289,237
                                             ----------            ----------
                                             $1,713,492            $2,359,896
                                             ==========            ==========

NOTE 3 - SPINOFFS:

         On March 6, 1998, the Company transferred the business and substantially all of the assets and the liabilities of its majority-owned subsidiary, IAT GmbH, to a newly-formed German company, Algo Vision Systems (the "German Spinoff"). Algo Vision Systems was substantially owned by an entity controlled by the former co-chairman of the Board of Directors. The German Spinoff was effective on January 1, 1998 and required the Company to infuse approximately $650,000 of capital. In connection with the German Spinoff, IAT AG purchased the remaining 25.1% interest in IAT GmbH from the minority stockholder for a purchase price of approximately $100,000. In addition, the Company provided Algo Vision Systems with a loan of approximately $300,000 for working capital requirements through March 6, 1998, which accrued interest at a rate of 5% per annum. The loan was repaid in two installments 1998 and 1999 and the 15 % interest in Algo Vision Systems owned by the Company was exchanged for shares of Algo Vision plc. (See Note 5).

         On March 24, 1998, the Company transferred the business and certain of the assets and liabilities of its wholly-owned subsidiary IAT AG to a newly-formed Swiss company, Algo Vision Schweiz (the "Swiss Spinoff"). Algo Vision Schweiz was substantially owned by an entity controlled by the former co-chairman of the Board of Directors. The Swiss Spinoff was effective January 1, 1998. At closing, the Company received a note ("Purchase Note"), due March 24, 2001, for approximately $325,000 representing the value of the assets in excess of the liabilities that were transferred on March 24, 1998. In addition, the Company loaned Algo Vision Schweiz $250,000 for operating cash flow, which note was due the earlier of the date that Algo Vision Schweiz raises either debt or equity financing in excess of SF 1,000,000 or March 24, 2001. Both notes provided for the payment of interest semi-annually beginning September 1, 1998 at a rate of 3% per annum. The notes were repaid in August 1999 in connection with the Algo Vision Transaction and the 15% interest in Algo Vision Schweiz owned by the Company was exchanged for shares of Algo Vision plc.(See Note 5).

NOTE 4 - CONVERTIBLE DEBENTURE:

           The Company entered into a securities purchase agreement (the "Purchase Agreement"), dated as of June 19, 1998. The transaction consisted of the issuance of 198,255 shares of the Company's common stock and $3 million aggregate principal amount of the Company's 5% Convertible Debenture due 2001 (the "Debenture") for $5 million. The Debenture is convertible into shares of common stock at the option of either the Company (subject to certain limitations) or the investor. Sales of the shares of common stock issuable upon conversion by the investor are subject to certain volume limitations. Any portion of the Debenture remaining unconverted on October 27, 2000 shall convert automatically into shares of common stock. The number of shares of common stock issuable upon conversion of the Debenture is the lesser of (i) $13.45 or (ii) 87% of the average of the five lowest closing bid prices during the 15 trading days immediately preceding the conversion date. The Company recorded a discount on the Debenture due to the conversion feature of approximately $450,000 which is included in interest expense in the nine month period ended September 30, 1998.

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

           To date, the holder of the Debenture has converted an aggregate of $152,000 of the principal amount of the Debenture, plus accrued interest, on the principal amount converted, and received an aggregate of 66,437 shares of the Company's common stock.

           As of September 30, 1999, $2,848,000 principal amount, plus accrued interest, remained on the Debenture. Under the terms of Debenture, the holder will have the right to accelerate repayment of the Debenture upon the Company's previously announced transaction with Spigadoro. (See Note 7).


NOTE 5 - ALGO VISION TRANSACTION:

           In connection with the transfer of our research and development activities in March 1998, the Company granted Algo Vision Schweiz AG, one of the entities formed in connection with the transfer, an option to purchase a 50% co-ownership interest in the Company's visual communications intellectual property. In July 1999, as part of the reorganization of the Algo Vision entities, Algo Vision Schweiz and Algo Vision Systems Gmbh, the other entity formed in connection with the transfer, became wholly-owned subsidiaries of Algo Vision plc, an English company whose shares began trading on the European Association of Securities Dealers Automated Quotation System on July 23, 1999. Under the terms of a series of agreements between the Company, Algo Vision plc and Algo Vision Schweiz, (i) Algo Vision Schweiz transferred its option to purchase the Company's intellectual property rights to Algo Vision plc, (ii) Algo Vision plc agreed to purchase the Company's visual communications intellectual property rights ( other than the IAT name or mark) and (iii) the Company agreed to exchange its 15% equity interest in each of Algo Vision Systems and Algo Vision Schweiz, for shares of capital stock of Algo Vision plc. Dr. Vogt, one of the Company's former directors, owns approximately 26.2% of the outstanding shares of Algo Vision plc.

           Under the terms of the agreements, Algo Vision plc purchased a 50% interest in the Company's visual communications intellectual property rights for $1,000,000 in July 1999 and purchased the remaining 50% interest for an additional $2,500,000 in August 1999. Algo Vision plc also agreed to pay the Company royalties (ranging from 5% to 10%) on the sale of certain products utilizing the visual communications technology until August 2001. In connection with the transaction, Algo Vision Schweiz repaid in August 1999 outstanding loans, aggregating approximately $500,000, made by the Company to Algo Vision Schweiz in March 1998.

           In addition, as part of the reorganization of the Algo Vision entities, the Company exchanged its 15% interest in each of Algo Vision Systems and Vision Schweiz, for 500,000 shares of Algo Vision plc. These shares are subject to a lock-up agreement until January 24, 2000, subject to certain exceptions. In August 1999, the Company purchased an additional 250,000 shares of Algo Vision plc for a purchase price of $2,500,000. These shares were subject to a lock-up agreement which expired in November 1999.


           This transaction resulted in a one time gain during the three months ended September 30,1999 of approximately $3,500,000, approximately $2,500,000 of which was used to purchase the Algo Vision shares.


NOTE 6 - CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)




                                             Three Months Ended                      Nine Months Ended
                                                September 30,                          September 30,
                                     ------------------------------------  ------------------------------------
                                           1999               1998               1999                1998
                                     -----------------  -----------------  -----------------  -----------------
Net income (loss)                      $ 2,625,967        $ (477,840)         $1,590,922         $(1,421,018)

Other comprehensive
income (loss) net of tax- Foreign
currency translation adjustments           120,362           330,437           (706,516)             333,735
Gain on securities held available
for sale                                   448,778                 -            448,778                    -
                                       -----------        ----------          ----------         -----------
                                       $ 3,195,107        $ (147,403)        $1,963,184          $(1,087,283)
                                       ===========        ==========          ==========         ===========


NOTE 7 - SUBSEQUENT EVENTS

         On November 3, 1999, the Company entered into a definitive Stock Purchase Agreement with Gruppo Spigadoro, N.V. under which the Company will acquire all of the outstanding common stock of Petrini, S.p.A. Petrini is an Italian company that produces and sells animal feed and pasta and flour products principally in Italy, and also in the United States, Europe and Southeast Asia. Under the terms of the Stock Purchase Agreement, the Company will issue 47,354,465 shares of the Company's common stock to Spigadoro, subject to adjustment if the anti-dilution provisions of the agreement are triggered. The Company will also assume approximately $20 million of short term indebtedness of Spigadoro in the acquisition, of which $12.5 million will be convertible into shares of the Company's common stock. All of the indebtedness will be payable or convertible into the Company's common stock during 2000.

         Consummation of the acquisition is subject to a number of conditions, including stockholder approval of the issuance of the shares of the Company's common stock to be issued in the acquisition and other proposals. Following the acquisition, the Company intends to sell its computer business. The Board of Directors of the Company authorized management to evaluate and seek candidates for the potential sale of the computer business. Management has commenced discussions relating to the sale of the computer business. However, no agreement has been reached with any party regarding the terms of a potential transaction and the Company cannot assure that it will be able to sell the computer business on terms favorable to the Company or at all.


                                      -11

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

         o Columbus Computer Handel und Vertrieb , Branch office of IAT Multimedia Gmbh, and Columbus Computer Handels- und Vertriebs-Verwaltungs GmbH, a German corporation;

         o  IAT AG, a Swiss corporation, and

         o  IAT Multimedia Gmbh, a German corporation

This Form 10-Q contains forward-looking statements within the meaning of the "safe Harbor" provision under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "projects", or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-Q to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Risk Factors" and elsewhere in, or incorporated by reference from time to time into our filings with the Securities and Exchange Commission. These factors include risks relating to the proposed acquisition and the following: we have experienced significant operating losses, changed our principal business and we cannot predict whether we will become profitable; our operating results will be adversely affected by charges from acquisitions; our strategy of acquiring other companies for growth may not succeed; we need additional funds for future acquisitions; our substantial debt reduces cash available for our business, may adversely affect our ability to obtain additional funds and increase our vulnerability to economic or business downturns; we face intense competition in the German PC industry; risks relating to foreign operations and other risks.

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

         Through FSE and Columbus, we market in Germany, high-performance PCs assembled according to customer specifications and sold under the trade name "Trinology," as well as components, software and peripherals for PCs. Our product line includes high-performance IBM-compatible desktop PCs as well as components, such as motherboards, hard disks, graphic cards and plug-in cards, peripherals, such as printers, monitors and cabinets, and software. Our clients are corporate customers, including industrial, pharmaceutical, service and trade companies, the military and value added resellers. We market our products directly through our internal sales force to dealers and end-users and also maintain two retail showrooms and a mail-order department. We work directly with a wide range of suppliers to evaluate the latest developments in PC-related technology and engage in extensive testing to optimize the compatibility and speed of the components which are sold and integrated into Trinology PCs.

         In connection with the Columbus acquisition we consolidated a portion of our existing peripherals business into that of Columbus. FSE concentrates primarily on the marketing of its high-performance built-to-order PCs and Columbus focuses primarily on the distribution of components and peripherals.

           In July 1999, we sold a 50% interest in our visual communications intellectual property rights to Algo Vision plc. In August 1999, Algo Vision plc purchased the remaining 50% interest in our visual communications intellectual property and agreed to pay us royalties (ranging from 5% to 10%) on the sale of certain products utilizing the visual communications technology until August 2001. In connection with the transaction, Algo Vision Schweiz, a wholly owned subsidiary of Algo Vision plc, repaid outstanding loans, aggregating approximately $500,000, made by us to Algo Vision Schweiz as a part of the spin-off in March 1998. (See "Note 5 - Algo Vision Transaction" and "Item 5 -Other Information").

           In addition, as a part of the reorganization of the Algo Vision entities, we exchanged our 15% interest in each of Algo Vision Systems and Algo Vision Schweiz, for 500,000 shares of Algo Vision plc. These shares are subject to a lock-up agreement until January 24, 2000, subject to certain exceptions. In August 1999, we purchased an additional 250,000 shares of Algo Vision plc. (See "Note 5 - Algo Vision Transaction" and "Item 5 - Other Information").

         On November 3, 1999, we entered into a definitive Stock Purchase Agreement with Gruppo Spigadoro, N.V. under which we will acquire all of the outstanding common stock of Petrini, S.p.A. Petrini is an Italian company that produces and sells animal feed and pasta and flour products principally in Italy, and also in the United States, Europe and Southeast Asia. Under the terms of the Stock Purchase Agreement, we will issue 47,354,465 shares of the Company's common stock to Spigadoro, subject to adjustment if the anti-dilution provisions of the agreement are triggered. We will also assume approximately $20 million of short term indebtedness of Spigadoro in the acquisition, of which $12.5 million will be convertible into shares of our common. All of the indebtedness will be payable or convertible into our common stock during 2000.

         Spigadoro is controlled by affiliates of Vertical Financial Holdings, one of our principal stockholders. Jacob Agam, our Chairman of the Board and Chief Executive Officer, is the Chairman of the Board of Spigadoro and Vertical Financial Holdings. As a result, a special committee of the Board of Directors comprised of independent directors was established to review the transaction. The special committee and the entire Board of Directors have each concluded that the transaction is fair and in the best interests of all of our stockholders.

         Consummation of the acquisition is subject to a number of conditions, including stockholder approval of the issuance of the shares of our common stock to be issued in the acquisition and other proposals. Following the acquisition, we intend to sell our computer business. The Board of Directors of the Company also authorized us to evaluate and seek candidates for the potential sale of our computer business. We have commenced discussions relating to the sale of our computer business. However, no agreement has been reached with any party regarding the terms of a potential transaction and we cannot assure that we will be able to sell our computer business on terms favorable to us or at all (See "Item 5 - Petrini Acquisition").

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



RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 1998

The average exchange rate for the U.S. Dollar increased as compared to the Swiss Franc and the Deutsch Mark by approximately 6.3% and 6.9% respectively. The average Swiss Franc to U.S. Dollar exchange rate was SF1.53 = $1.00 in the third quarter of 1999 as compared to SF 1.44 = $1.00 in the third quarter of 1998. The average Deutsch Mark to U.S. Dollar exchange rate was DM 1.86 = $1.00 in the third quarter of 1999 as compared to DM 1.74 = $1.00 in the third quarter of 1998.

         We acquired FSE in November 1997 and Columbus effective as of October 31, 1998 and transferred the assets and liabilities and the businesses of one of our German subsidiaries and our Swiss subsidiary in March 1998, effective January 1998. These transactions cause a lack of quarter to quarter comparability because our results of operations for the three months ended September 30, 1999 include the operations of FSE and Columbus, while our results of operations for the three months ended September 30, 1998 include only the operations of FSE.

         REVENUES. Revenues for the third quarter 1999 increased by 18.7% to $9,610,000 from $8,093,000 in the third quarter 1998. This increase is primarily a result of Columbus's PC peripheral sales, which are not included in the third quarter 1998, partially offset by a decrease of FSE's PC and PC-component sales primarily due to the restructuring of the FSE business.

         COST OF SALES. Cost of sales increased by 23.6% to $9,291,000 in the third quarter 1999 from $7,516,000 in the third quarter 1998. The cost of sales as a percentage of sales increased to 96.7% in the third quarter 1999 from 92.9% in the third quarter 1998 primarily as a result of an increase in sales of PC components, which generally produce lower profit margins than fully assembled PC's. In addition cost of sales increased due to certain inventory adjustments.

         SELLING EXPENSES. Selling expenses decreased by 24.8% to $535,000 in the third quarter 1999 from $711,000 in the third quarter 1998. This decrease is due primarily to a reduction of selling expenses incurred by FSE due to the restructuring of FSE, including the termination of sales and warehousing personnel, partially offset by selling expenses incurred by Columbus which are not included in the third quarter 1998.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by 2.2% to $131,000 in the third quarter 1999 from $134,000 in the third quarter 1998, primarily due to a reduction of expenses incurred by FSE as a result of our restructuring of FSE, partially offset by administrative expenses incurred by Columbus which are not included in the third quarter 1998.

         CORPORATE OVERHEAD. Corporate overhead decreased by 3.8% to $306,000 in the third quarter 1999 from $318,000 in the third quarter 1998, primarily due to cost reduction for professional services and consulting expenses.

         INTEREST. Interest expense increased by 11.5% to $58,000 in the third quarter 1999 from $52,000 in the third quarter 1998. This increase is primarily a result of interest expenses incurred by FSE on short-term bank overdrafts, which were incurred for working capital purposes.

         Interest income decreased by 32.3% to $67,000 in the third quarter 1999 from $99,000 in the third quarter 1998, primarily as a result of a reduction of our interest bearing time deposits and marketable securities and a reduction of interest rates in the market-place.

         NET INCOME. The net income for the third quarter 1999 increased to $2,626,000 from a net loss of $478,000 for the third quarter 1998. Net income for the third quarter 1999 is the result of the sale of our intellectual property to Algo Vision plc included in other income in the amount of $ 3,440,000, net of expenses incurred. Excluding the one time gain relating to the Algo Vision transaction, net loss for the third quarter 1999 would have increased by 70,3% to $814,000 in the third quarter 1999 from $478,000 in third quarter 1998 primarily as a result of reduced gross profit margins and a reduction of deferred income taxes benefit.

         OPERATING LOSS BEFORE CORPORATE OVERHEAD, INTEREST, INCOME TAXES, DEPRECIATION AND AMORTIZATION. Operating loss before corporate overhead, interest, income taxes, depreciation and amortization in the third quarter 1999 increased to $346,000 from $267,000 in the third quarter 1998. This increase is primarily the result of a decline of gross profit margins due to higher PC peripheral sales and reduced PC-sales and certain inventory adjustments, partially offset by a reduction in operating expenses.

          Operating loss before corporate overhead; interest, income taxes, depreciation and amortization should not be considered an alternative to operating income, net income, cash flows or any other measure of performance as determined in accordance with generally accepted accounting principles, as an indicator of operating performance or as a measure of liquidity.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998

         The average Swiss Franc to U.S. Dollar exchange rate was SF1.49 = $1.00 in the nine months ended September 30, 1999 as compared to SF1.47 = $1.00 in the nine months ended September 30, 1998. The average Deutsch Mark to U.S. Dollar exchange rate was DM1.82 =$1.00 in the nine months ended September 30, 1999 and DM1.78 = $1.00 in the nine months ended September 30, 1998.

         We acquired FSE in November 1997 and Columbus effective as of October 31, 1998 and transferred the assets and liabilities and the businesses of one of our German subsidiaries and our Swiss subsidiary in March 1998, effective January 1998. These transactions cause a lack of comparability because our results of operations for the nine months ended September 30, 1999 include the operations of FSE and Columbus, while our results of operations for the nine months ended September 30, 1998 include only the operations of FSE.

         REVENUES. Revenues for the nine month ended September 30, 1999 increased by 32.4% to $31,165,000 from $23,545,000 in the nine month ended September 30, 1998. This increase is a result of Columbus's PC peripheral sales, which are not included in the third quarter 1998, partially offset by a decrease of FSE's sales due primarily to restucturing of the FSE business, including the closing of one of the retail stores.

         COST OF SALES. Cost of sales increased by 36.5% to $29,376,000 in the nine month ended September 30, 1999 from $21,524,000 in the nine month ended September 30, 1998. The cost of sales as a percentage of sales increased to 94.3% in nine month ended September 30, 1999 from 91.4% in the nine month ended September 30, 1998 primarily as a result of an increase in sales of PC components, which generally produce lower gross profit margins than fully assembled PCs. In addition, many of the components purchased by us during the nine months ended September 30, 1999 were purchased in U.S. Dollars and we incurred higher costs for these components as a result of the strengthening of the U.S. Dollar against the Deutsch Mark of approximately 10% since January 1, 1999. In addition cost of sales increased due to certain inventory adjustments.

         SELLING EXPENSES. Selling expenses increased by 4.1% to $1,824,000 in the nine month ended September 30, 1999 from $1,753,000 in the nine month ended September 30, 1998. This increase is due to selling expenses incurred by Columbus which are not included in the nine month ended September 30, 1998, partially offset by a reduction of selling expenses incurred by FSE due to the restructuring of FSE.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by 7.9% to $454,000 in the nine month ended September 30, 1999 from $493,000 in the nine month ended September 30, 1998, primarily due to a reduction of expenses incurred by FSE as a result of our restructuring of FSE, partially offset by administrative expenses incurred by Columbus which are not included in the nine month ended September 30, 1998.

         CORPORATE OVERHEAD. Corporate Overhead increased by 18.2% to $954,000 in the nine month ended September 30, 1999 from $808,000 in the nine month ended September 30, 1998, primarily due to a new corporate structure resulting from the Columbus and FSE acquisitions.

         INTEREST. Interest expense increased by 47.7% to $158,000 in the nine month ended September 30, 1999 from $107,000 in the nine month ended September 30, 1998. This increase is primarily a result of interest accrued on our 5% convertible debentures.

         Interest income decreased by 23.3% to $194,000 in the nine month ended September 30, 1999 from $253,000 in the nine month ended September 30, 1998, primarily as a result of a reduction of our interest bearing time deposits and marketable securities and a reduction of interest rates in the market-place.

         NET INCOME. The net income for the nine months ended September 30, 1999 increased to $1,591,000 from a net loss of $1,421,000 for the nine months ended September 30, 1998. Net income for the nine months ended September 30, 1999 is the result of the sale of our intellectual property to Algo Vision plc. included in other income in the amount of $3,440,000, net of expenses incurred. Excluding the one time gain relating to the Algo Vision transaction, net loss for the nine months ended September 30, 1999 would have increased by 30.1% to $1,849,000 from $1,421,000 for the nine months ended September 30, 1998 primarily as a result of reduced gross profit margins, a reduction of the deferred income taxes benefits, partially offset by a one time charge for discount on convertible debenture recorded during the nine months ended September 30, 1998.

         OPERATING LOSS BEFORE CORPORATE OVERHEAD, INTEREST, INCOME TAXES, DEPRECIATION AND AMORTIZATION. Operating loss before corporate overhead, interest, income taxes, depreciation and amortization in the nine months ended September 30, 1999 increased to $490,000 from $226,000 in the nine months ended September 30, 1998. This increase is primarily a result of increased costs for components purchased by us during the first quarter 1999 in U.S. Dollars resulting in lower gross profit margins due to the strengthening of the U.S. Dollar against the Deutsch Mark. Operating loss before corporate overhead; interest, income taxes, depreciation and amortization should not be considered an alternative to operating income, net income, cash flows or any other measure of performance as determined in accordance with generally accepted accounting principles, as an indicator of operating performance or as a measure of liquidity.


LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1999, the Company's cash and cash equivalents and investments in corporate bonds decreased to $5,102,000 and $746,000, respectively, as compared to $5,614,000 and $750,000, respectively, at December 31, 1998.

         Net cash used in operating activities totaled $2,039,000 during the nine months ended September 30, 1999 compared to $2,825,000 net cash used in operating activities during the nine months ended September 30, 1998. The decrease of net cash used in operating activities is primarily the result of a reduction of cash used for the payment of accounts payable and other current liabilities.

         Net cash provided by investing activities totaled $1,330,000 during the nine months ended September 30, 1999 compared to $786,000 net cash provided by investing activities during the nine months ended September 30, 1998. During the nine months ended September 30, 1999 cash was primarily used for the purchase of Algo Vision plc shares in the amount of $2,466,000 and for the purchase of equipment and for the new accounting, procuring, order management and invoicing system, offset by the repayment of certain loans by Algo Vision in the amount of $695,000 and the net proceeds from the sale of intellectual property to Algo Vision in the amount of $3,440,000. During the nine months ended September 30, 1998 cash was used to pay for the acquisition of 25.1% of the common stock of IAT Germany and for 15% each of the common stock of Algo Vision Systems and Algo Vision Schweiz in the aggregate amount of $135,000 and for loans to the Algo Vision companies in the aggregate amount of $832,000 and for the purchase of equipment. These payments were offset by the sale of marketable securities in the amount of $1,977,000.

         Net cash provided by financing activities during the nine month ended September 30, 1999 amounted to $356,000 due to an increase in short-term bank loans as compared to $3,691,000 during the nine months ended September 30, 1998. During the nine months ended September 30, 1998 cash was primarily provided from the issuance of common stock and the issuance of convertible debentures in the aggregate amount of $4,609,000. In addition, cash was provided by a capital contribution by certain stockholders. These amounts were partially offset by the repayment of stockholder loans, including the third installment of the FSE purchase price and the repayment of short-term bank loans.

         Cash, cash equivalents and investments in corporate bonds at September 30, 1999 amounted to $5,848,000. We believe that our funds should be sufficient to finance our working capital requirements and our capital and debt service requirements for approximately the 12 months period following September 30, 1999, depending on acquisitions. If the proposed Petrini acquisition is completed, we will assume $20 million of short term indebtedness, of which $12.5 million will be convertible into shares of our common stock. All of the indebtedness will be payable in 2000 and, as a result, we may need to obtain additional funds to repay this debt if the acquisition is completed. We may also require additional funds for acquisitions and integration and management of acquired businesses. However, we have no commitments or arrangements to obtain any additional funds and we cannot predict whether additional funds will be available on terms favorable to us or at all. If we cannot obtain funds when required, the growth of our business may be adversely affected.

         In June 1998, we sold $3,000,000 aggregate principal amount of our 5% Convertible Debenture due 2001. As of September 30, 1999 the holder of the debenture converted an aggregate of $152,000 of such debenture, plus accrued interest on the principal amount converted, and received an aggregate of 66,437 shares of our common stock. As a result, as of September 30, 1999, $2,848,000 aggregate principal amount of such debenture, plus interest, remained outstanding. (See Note 4).

         In July 1999, we sold a 50% interest in our visual communications intellectual property rights to Algo Vision plc for $1,000,000. In August 1999, Algo Vision purchased the remaining 50% interest in our visual communication intellectual property for an additional $2,500,000 and agreed to pay us royalties (ranging from 5% to 10%) on the sale of certain products utilizing the visual communications technology until August 2001. In connection with the transaction, Algo Vision Schweiz, a wholly owned subsidiary of Algo Vision plc, repaid in August 1999, outstanding loans, aggregating approximately $500,000 made by us to Algo Vision Schweiz as part of the spin-off in March 1998.

         In addition, as part of the reorganization of the Algo Vision entities, we exchanged our 15% interest in each of Algo Vision Systems and Algo Vision Schweiz, for 500,000 shares of

Algo Vision plc. These shares are subject to a lock-up agreement until January 24, 2000, subject to certain exceptions. In August 1999, we purchased an additional 250,000 shares of Algo Vision plc for a purchase price of $2,500,000. These shares were subject to a lock-up agreement which expired in November 1999.



YEAR 2000 COMPLIANCE

         The Year 2000 issue is the result of using only the last two digits to indicate the year in computer hardware and software programs and embedded technology such as micro-controllers. As a result, these programs do not properly recognize a year that ends with "00" instead of the familiar "99." If uncorrected, such programs will be unable to interpret dates beyond the year 1999, which could cause computer system failure or miscalculations and could disrupt our operations and adversely affect its cash flows and results of operations.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         We did not issue any equity securities during the three months ended September 30, 1999 which were not registered under the Securities Act of 1933, except as follows:

         In August 1999, we issued 47,599 shares of our common stock to the holder of our 5% Convertible Debentures upon the conversion of $100,000 of the principal amount of the debenture, plus accrued interest on the principal amount converted.

         In September 1999, we issued 12,206 shares of our common stock to the holder of our 5% Convertible Debentures upon the conversion of $25,000 of the principal amount of the debenture, plus accrued interest on the principal amount converted.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         At an annual stockholders meeting held on September 27, 1999, the following matters were approved:

         o  election of five directors; and

         o approval and ratification of the appointment of Rothstein, Kass & Company, P.C. as independent auditors for the fiscal year ending December 31, 1999.

         The respective vote tabulations are detailed below:

Proposal 1              For                  Withhold
----------              ---                  --------

Jacob Agam              5,136,443            12,690
Klaus Grissemann        5,136,443            12,690
Marc  S. Goldfarb       5,136,443            12,690
Dr. Erich Weber         5,136,443            12,690
Robert Weiss            5,136,443            12,690


Proposal 2                      For             Against        Abstain
----------                      ---             -------        -------

Appointment of Rothstein,       5,140,243       8,200          690
Kass & Company, P.C.



ITEM 5. OTHER INFORMATION


ALGO VISION TRANSACTION

           In connection with the transfer of our research and development activities in March 1998, we granted Algo Vision Schweiz AG, one of the entities formed in connection with the transfer, an option to purchase a 50% co-ownership interest in our visual communications intellectual property. In July 1999, as part of the reorganization of the Algo Vision entities, Algo Vision Schweiz and Algo Vision Systems GmbH, the other entity formed in connection with the spin-off, became wholly-owned subsidiaries of Algo Vision plc, an English company whose shares began trading on the European Association of Securities Dealers Automated Quotation System on July 23, 1999. Under the terms of a series of agreements between us, Algo Vision plc and Algo Vision Schweiz (i) Algo Vision Schweiz transferred its option to purchase our intellectual property rights to Algo Vision plc, (ii) Algo Vision plc agreed to purchase our visual communications intellectual property rights ( other than the IAT name or mark) and (iii) we agreed to exchange our 15% equity interest in each of Algo Vision Systems and Algo Vision Schweiz, for shares of capital stock of Algo Vision plc.
Dr. Vogt, one of our former directors, owns approximately 26.2% of the outstanding shares of Algo Vision plc.

           Under the terms of the agreements, Algo Vision plc purchased a 50% interest in our visual communications intellectual property rights for $1,000,000 in July 1999 and purchased the remaining 50% interest for an additional $2,500,000. In August 1999 Algo Vision plc also agreed to pay us royalties (ranging from 5% to 10%) on the sale of certain products utilizing the visual communications technology until August 2001. In connection with the transaction, Algo Vision Schweiz repaid outstanding loans, aggregating approximately $500,000 made by us to Algo Vision Schweiz in March 1998.

           In addition, as part of the reorganization of the Algo Vision entities, we exchanged our 15% interest in each of Algo Vision Systems and Vision Schweiz, for 500,000 shares of Algo Vision plc. These shares are subject to a lock-up agreement until January 24, 2000, subject to certain exceptions. In August 1999, we purchased an additional 250,000 shares of Algo Vision plc for a purchase price of $2,500,000. These shares were subject to a lock-up agreement which expired in November 1999.


PETRINI ACQUISITION


         On November 3, 1999, we entered into a definitive Stock Purchase Agreement with Gruppo Spigadoro, N.V. under which we will acquire all of the outstanding common stock of Petrini, S.p.A. Petrini is an Italian company that produces and sells animal feed and pasta and flour products principally in Italy, and also in the United States, Europe and Southeast Asia. Under the terms of the Stock Purchase Agreement, we will issue 47,354,465 shares of common stock to Spigadoro, subject to adjustment if the anti-dilution provisions of the agreement are triggered. We will also assume approximately $20 million of short term indebtedness of Spigadoro in the acquisition, of which $12.5 million will be convertible into shares of our common. All of the indebtedness will be payable or convertible into our common stock during 2000. Of the shares of common stock to be issued to Spigadoro, 12,241,400 shares will be transferred to Carlo Petrini, the former owner of Petrini, to satisfy a part of Spigadoro's obligations to Mr. Petrini incurred when Spigadoro acquired Petrini in July 1998.

         Spigadoro is controlled by affiliates of Vertical Financial Holdings, one of our principal stockholders. Jacob Agam, our Chairman of the Board and Chief Executive Officer, is the Chairman of the Board of Spigadoro and Vertical Financial Holdings. As a result, a special committee of the Board of Directors comprised of independent directors was established to review the transaction. The special committee and the entire Board of Directors have each concluded that the transaction is fair and in the best interests of all of our stockholders.

         If we issue any shares of our common stock prior to the completion of the acquisition at a price of less than $2.50 per share or following the closing of the acquisition upon conversion of our Series A Convertible Debenture, we have agreed to issue additional shares of our common stock to Spigadoro to partially offset the dilutive effect of the issuance.

         After the acquisition, Mr. Petrini will become a director of IAT. Following the closing of the acquisition, Spigadoro and Mr. Petrini will own approximately 61.4% and 21.4%, respectively, of our outstanding common stock and Vertical Financial Holdings, and entities affiliated with Vertical, will have the ability to vote approximately 58.4% of our outstanding common stock.

         Consummation of the acquisition is subject to a number of conditions, including stockholder approval of the issuance of the shares of our common stock to be issued in the acquisition and other proposals. Following the acquisition, we intend to sell our computer business. The Board of Directors also authorized us to evaluate and seek candidates for the potential sale of our computer business. We have commenced discussions relating to the sale of our computer business. However, no agreement has been reached with any party regarding the terms of a potential transaction and we cannot assure that we will be able to sell our computer business on terms favorable to us or at all.

         The Stock Purchase Agreement is attached hereto as Exhibit 2.1 and is incorporated herein by reference.


1999 STOCK OPTION PLAN

         On November 2, 1999, our Board of Directors approved our 1999 Stock Option Plan under which we have reserved for issuance 2,500,000 shares of our common stock. Shares of our common stock may be issued to our officers, directors, employees and consultants.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

2.1 Stock Purchase Agreement dated as of November 3, 1999 by and between the Company and Gruppo Spigadoro,N.V.

10.62 Agreement for the Acquisition of Intellectual Property Rights dated July 22,1999 among the Company, IAT AG, Algo Vision Schweiz AG and Algo Vision plc (1).

10.63 Intellectual Property Assignment dated July 22, 1999 among the Company, IAT AG and Algo Vision plc (1).

10.64 Intellectual Property Assignment dated July 22, 1999 among the Company, IAT AG and Algo Vision plc (1).

10.65 Share Exchange and Subscription Agreement dated July 22, 1999 between Algo Vision plc and IAT AG (1).

10.66 Second Subscription Agreement dated July 22, 1999 between Algo Vision plc and IAT AG (1).

10.67 Lock-In Agreement dated July 22, 1999 among Algo Vision plc, Beeson Gregory Limited and IAT AG (1).

10.68    1999 Stock Option Plan

27.1     Financial Data Schedule


----------

(1) Incorporated by reference to our Current Report on Form 8-K filed on August 4, 1999.

(b) Reports on Form 8-K. During the quarter ended September 30, 1999 we filed a Current Report on Form 8-K on August 4, 1999 and a Current Report on Form 8-K/A on August 24, 1999, reporting information under Item 2.

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




Date:  November 12, 1999