Form 10-K
period 1999-12-31
SPIGADORO INC
filed 2000-03-30
CIK 1029443

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                          COMMISSION FILE NO. 000-22101

                                 SPIGADORO, INC.
              -----------------------------------------------------
                  (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS
                                    CHARTER)

                 DELAWARE                              13-3920210
        (STATE OR OTHER JURISDICTION                (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)

                                 SPIGADORO, INC.
                         70 EAST 55TH STREET, 24TH FLOOR
                            NEW YORK, NEW YORK 10022
     -----------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 754-4271

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $0.01 PAR VALUE

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the close of business on March 27, 2000 was approximately $22,919,179.

         As of March 27, 2000, 60,892,099 shares of the registrant's common stock, $0.01 par value (excluding treasury shares), were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         See Part III hereof with respect to incorporation by reference from the registrant's definitive proxy statement for the fiscal year ended December 31, 1999 to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 and the Exhibit Index hereto.

--------------------============================================================

                                     PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Form 10-K contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may," "expects," "believes," "anticipates," "intends," "projects," or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-K to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Risk Factors" and elsewhere in, or incorporated by reference into this Form 10-K. These factors include the following: we have changed our principal business and we may not be successful operating a new business; if we do not successfully sell our existing computer business, the combined company may be adversely affected; Vertical Financial Holdings and affiliated entities control Spigadoro; our substantial debt may adversely affect our ability to obtain additional funds and increase our vulnerability to economic or business downturns; our operating results will be adversely affected by charges from acquisitions; our strategy of acquiring other companies for growth may not succeed and may adversely affect our financial condition, results of operations and cash flows; intense competition in the pasta and animal feed industries may adversely affect operating results; our business may be adversely affected by risks associated with foreign operations; and other risks.

ITEM 1.  BUSINESS

     (a) General Development of Business

         We produce and sell animal feed and pasta and flour products. Our animal feed business produces animal feed for industrial breeders, family-owned breeding farms and domestic pets. We offer over 600 animal feed products under the brand name "Petrini." Our pasta and flour business produces traditional, specialty and health and diet pastas, as well as flours for use by the bakery industry. Our pasta product line consists of over 150 products which are primarily marketed under the brand name "Spigadoro."

         Since January 1, 1999, we:

         o acquired Petrini, S.p.A., an Italian company that produces and sells animal feed and pasta and flour products;

         o sold our enhanced visual communications technology and equity interests in the entities formed in connection with our reorganization in March 1998 in exchange for 750,000 shares of Algo Vision plc, an English company whose shares trade on the European Association of Securities Dealer Automated Quotation System;

         o sold the 750,000 shares of Algo Vision plc in a series of transactions for approximately $16.8 million in cash in February 2000; and

         o sold our equity interests in FSE Computer Handel GmbH & Co. KG and FSE Computer Handel-Verwaltung GmbH, a German company that markets high-performance personal computers in Germany in January 2000.

         As a result of these transactions, we changed the focus of our business from the sale of computers and computer components and peripherals to the production and sale of animal feed and pasta and flour products. We continue to distribute personal computer components, peripherals and software, as well as personal computers, in Germany through Columbus Computer Handel and its affiliates. We intend to sell Columbus and have commenced discussions relating to the sale of Columbus, but no agreement has been reached with any party regarding the terms of a potential transaction and we cannot predict whether we will be able to sell this business on terms favorable to us or at all. See "--Recent Transactions" and "Note 3 of the Notes to the Consolidated Financial Statements of Spigadoro."

         We were incorporated in Delaware in September 1996. Our address is 70 East 55th Street, 24th Floor, New York, New York 10022 and our telephone number is (212) 754-4271. Unless the context otherwise requires, "we" or "Spigadoro" refers to Spigadoro, Inc., the Delaware corporation, and our subsidiaries, and "Petrini" refers to Petrini S.p.A., an Italian corporation and wholly-owned subsidiary of Spigadoro.

     (b) Financial Information about Industry Segments

         We operate in two business segments:

         o        pasta and other food products; and

         o        animal feed and other activities.

See " - General" and "Note 18 of the Notes to the Consolidated Financial Statements of Spigadoro."

     (c) Narrative Description of Business

GENERAL

         We produce and sell animal feed and pasta and flour products. Our animal feed business produces animal feed for:

         o industrial breeders, including specific lines for the nutrition of dairy cows, beef cattle, pigs, rabbits, birds, sheep, goats and horses;

         o family-owned breeding farms, including specific lines for the nutrition of rabbits, sheep, goats, birds and horses; and

         o domestic pets, including specific lines for the nutrition of principally dogs and cats.

We offer over 600 animal feed products that are manufactured in our seven facilities located in Italy. These products are marketed under the brand name "Petrini" and sold in Italy through direct sales by us, through our independent sales agents and through our franchised network of stores.

         Our pasta and flour business produces traditional, specialty and health and diet pastas, as well as flours for use by the bakery industry. Our pasta product line consists of over 150 products which are primarily marketed under the brand name "Spigadoro," including:

         o long goods, such as spaghetti, linguine, fettuccine, angel hair and lasagna; and

         o short goods, such as penne, elbow macaroni, mostaccioli, rigatoni, rotini, ziti and egg noodles.

We sell our pasta products directly and through independent sales agents principally through two distribution channels:

         o retail distribution which supply shops and supermarkets that sell our pasta products to consumers; and

         o food service distribution which supply restaurants, hotels, schools and hospitals.

We sell our flour products directly and through independent sales agents to:

         o major Italian food groups such as Nestle, Ferrero, Plasmon and Bauli; and

         o small and medium sized bakeries for the production of cookies, panenoni, pandori, pizzas and croissants.

Our pasta and flour products are manufactured at our facility located in Perugia, Italy. By-products of our pasta and flour business are used as raw materials for our animal feed products. Our pasta products are sold primarily in Italy and, to a lesser extent, in the United States, Europe and Southeast Asia and our flour products are sold in Italy.

         Our goals are to expand our markets by acquiring complementary businesses and by increasing market share, to provide superior quality and customer service and to reduce costs and improve operating efficiencies. We intend to achieve these goals through the application of the following strategies:

Acquire Complementary Businesses. We intend to pursue a consolidation strategy within our two core businesses. Although our initial focus will likely be on Italy, we may seek acquisition candidates in the Mediterranean food and animal feed sectors throughout Europe. Our acquisition criteria include:

         o the ability to increase our market share and customer base and allow us to compete more effectively;

         o the ability to achieve operating efficiencies through consolidation of facilities, equipment, purchasing and personnel;

         o the ability to expand our product lines, including the expansion of the food division into other Mediterranean products that utilize similar distribution networks and marketing strategies as pasta and which comprise the popular and growing Mediterranean diet trend, such as olive oil, tomato sauce, bread products and vinegar;

         o        the ability to increase production and distribution capacity;
                  and

         o        the ability to capitalize on the strength of our brand names.

Increase Market Share. We pursue opportunities to increase market share and improve profitability through:

         o        the expansion and rationalization of our product lines;

         o penetration into new, and expansion in existing, geographic markets, including Europe, North America and the Asia/Pacific region, where we believe the opportunities for growth and/or competitive conditions are favorable;

         o the development of opportunities to cross-market and bundle multiple products to new and existing customers;

         o        the expansion of our Agripui franchising network; and

         o increased marketing and advertising to create brand recognition and consumer awareness of our products in new and existing markets.

Reduce Costs and Improve Operating Efficiencies. In order to reduce our costs, we intend to continually identify opportunities, and implement production and capital investment strategies, designed to create operating efficiencies and reduce the costs of manufacturing our products. For example, since November 1998, we have been implementing the recommendations of an efficiency plan conducted by an independent consulting firm, which includes:

         o the consolidation of our animal feed production and the conversion of less efficient plants into advanced warehouses;

         o the reduction of overhead costs through streamlining management processes and rationalizing personnel;

         o investments in new production technology and process control equipment;

         o        the rationalization of purchasing and use of raw materials;
                  and

         o tighter credit control and a reduction in the collection period for receivables.

Capitalize on Brand-Name Recognition. We intend to capitalize on the success of our well-recognized Spigadoro and Petrini brand names by extending those trademarks to innovative or complementary new products, including new pasta and food products, and product lines, including new products that may be acquired through strategic acquisitions. We also intend to leverage the success of our animal feed brand names, including AgriPiu, by extending our franchising network in Italy which is currently comprised of approximately 220 stores. We believe that our brand names communicate product consistency and high quality.

         All amounts stated in US Dollars in the description of our business have been translated into US Dollars for the convenience of the reader at the rate of Lire 1,927 = US $1.00, which approximates the Noon Buying Rate of the Federal Reserve Bank of New York of Lire for US Dollars on December 31, 1999. See "Note 1 of the Notes to the Consolidated Financial Statements of Spigadoro."

         The following table shows, in thousands of US Dollars, net sales, percentage of total revenues, earnings before interest, income taxes, depreciation and amortization ("EBITDA") and total fixed assets for our divisions for the fiscal years ended December 31, 1999, 1998 and 1997:

                       Year Ended December 31, 1999                Year Ended December 31, 1998
                       ----------------------------                ----------------------------
                              PERCENTAGE                                      PERCENTAGE
                               OF TOTAL              LONG TERM                 OF TOTAL                  LONG TERM
                 NET SALES     NET SALES    EBITDA     ASSETS      NET SALES   NET SALES      EBITDA       ASSETS
                 ---------     ---------    ------     ------      ---------   ---------      ------       ------
ANIMAL FEED..     $ 99,928        73.6%      $6,510   $36,597       $101,268      73.3%        $6,076       $23,875
FOOD.........       35,809        26.4        1,593     9,998         36,929      26.7          1,198         6,015
                  --------        ----      -------   -------       --------      ----         ------       -------
  TOTAL  .......  $135,737         100%      $8,103   $46,595       $138,197       100%        $7,274       $29,890

                  ========        ====      =======   =======       ========      ====         ======       =======

                                Year Ended December 31, 1997
                                ----------------------------
                                 PERCENTAGE
                                  OF TOTAL                      LONG TERM
                    NET SALES     NET SALES         EBITDA        ASSETS
                    ---------     ---------         ------        ------
ANIMAL FEED  ....    $115,067        75.2%           $4,771        $25,311
FOOD.............      37,948        24.8             1,276          6,737
                     --------        ----            ------        -------
TOTAL............    $153,015         100%           $6,047        $32,048
                     ========        ====            ======        =======

THE ANIMAL FEED BUSINESS

         We produce a complete variety of animal feed products for industrial breeders, family-owned breeding farms and domestic pets. Animal feed products distributed to industrial breeders include specific lines for the nutrition of dairy cows, beef cattle, pigs, rabbits, birds, sheep, goats and horses. Animal feed products distributed to family-farm type breeding establishments include feed for rabbits, sheep, goats, birds and horses. We also provide ancillary services to our customers, including advisory and veterinary services. In addition, we develop, produce and distribute a large variety of feeds for cats, dogs and other domestic pets.

         PRODUCTS

         We offer over 600 animal feed products, including the following:

PRODUCT                              TRADENAME
----------------------------------   -------------------------------------------
Feed for farmyard animals            Sani Sapori, Grani, Natural Fiocco
                                     Il Biologico
                                     Ruma Pass, Ruminat, Masticontrol
                                     Profitto Latte, Milk Profit, Milkoss
                                     Integra, Concentra, Casea, Lacta
                                     Calibra, La Nutrilinea
                                     Pig  Perform, Maxi Parma & Magro, Supera,
                                     Big Supera, P.A.S.T.O., Alfa, Biosana and
                                     Gran Nidiata

Horse feed                           Petrini First, Il Pastone Ippodieta,
                                     Ipposport-Mixer, Ippocomplet, Ipporanch,
                                     Ippojunior Ipposviluppo and Ippoplus

Pet food (includes dry and moist     Tradizione Italiana, Primo Alimento, Il
dog and cat food and birdseed)       Pasto Tutta Energia, Il Pastacotto, La
                                     Zuppa di Campagna, Il Pasto Completo, La
                                     Prima Dieta, La Dieta Sportiva, Pastomaxi,
                                     Ralf, Ralfette, Mio Micio, Le Crocchette del Mio Micio, Vispo, Vispizie and Allegri

Non-Food items (includes vegetable   Seme d'oro, Nasco, I Confortevoli,
I and garden seeds and accessories   Salutevoli and Equibed cats,
for dogs and cagebirds)


         The following table shows the net sales, in thousands of US
Dollars, and sales volume, in tons, for each product line in our animal feed business for each of the fiscal years ended December 31, 1999, 1998 and 1997:

                                    YEAR ENDED                      YEAR ENDED                      YEAR ENDED
                                DECEMBER 31, 1999               DECEMBER 31, 1998               DECEMBER 31, 1997
                              NET SALES       VOLUME          NET SALES       VOLUME          NET SALES          VOLUME
                              ---------       ------          ---------       ------          ---------          ------
Dairy cows..........           $29,813       130,544          $ 29,012        122,524         $ 31,357          125,910
Pigs................             8,160        33,300             8,340         32,816           10,158           37,593
Birds...............            16,603        60,508            18,235         63,724           21,993           72,277
Rabbits.............            14,571        62,102            13,819         58,133           14,833           58,448
Beef cattle.........            10,212        45,437            11,422         49,870           13,463           56,016
Pets................             5,323         8,616             5,152          8,094            4,504            7,162
Sheep and goats..........        2,731        12,481             3,027         13,076            3,352           13,877
Horses....................         974         3,656               952          3,530            1,097            3,964
Others....................      11,541        33,428            11,309         33,280           14,310           37,881
                               -------       -------          --------        -------         --------          -------
Total.....................     $99,928       390,072          $101,268        385,047         $115,067          413,128
                               =======       =======          ========        =======         ========          =======

         Our animal feed products for farmyard animals include specific lines for the natural nutrition of dairy cows, beef cattle, pigs, rabbits, birds, sheep and goats and horses. Set forth below is a description of the some of our major product lines:

         DAIRY COWS

         We produce and market a complete line of dairy cow feed products. We believe that the success of our dairy cow feed business is largely a result of the implementation of innovative feed programs aimed at improving the yield of feed and the launching of high quality products such as "Casea" and "Lacta" which have resulted from our research and development programs. We assist our customers in increasing production, reducing costs and decreasing the amount of phosphorus and ozone emissions released into the atmosphere by implementing a nutritional model developed by Cornell University and utilizing our proprietary computer software to reformulate our animal feed products for dairy cows. We also maintain a field staff who work with dealers and customers to develop specialized products, programs and services to meet their individual needs.

         BEEF CATTLE

         We produce and market a complete line of beef cattle feed products. As a result of tighter European Union regulations and the mad cow disease scare, feed producers are under increasing pressure to ensure a high quality product at all stages of the food chain. Consequently, we reorganized our beef cattle feed production and focused our research and development activities on:

         o        studying the metabolism of beef cattle;

         o        transforming the traditional feeding system; and

         o        designing various products and innovative feeding programs.

Based on our research and development activities, we implemented a special program to guarantee the production of high quality feed and began to produce and market our "Cotton Beef" product line, which increases the amount of protein in beef cattle, and other high quality beef cattle feed products. We believe that the success of our beef cattle feed line is primarily due to our ability to:

         o        implement innovative feeding programs; and

         o offer high quality products, such as "Cotton Beef" animal feed.

         PIGS

         We produce and market a complete line of pig feed products. Our P.A.S.T.O. pig feed line is part of our "Cross System" program which was launched in 1998. This system is a composed nutrition program structured on the breeders' specific needs and demands which allows the breeder to optimize characteristics such as the fat/lean meat ratio in pigs, which is important in the production of Parma Ham. The P.A.S.T.O. pig feed line contains polyunsaturated fatty acids to address the health concerns of consumers.

         RABBITS

         We produce and market a complete line of rabbit feed products. Our product brands for rabbits are "Alfa" and "Biosana" for industrial breedings. Biosana is aimed at guaranteeing the delicate bacterial-intestinal balance of the digestive system of the rabbit and allows breeders to considerably reduce the use of pharmaceutical additives, thus reducing costs to breeders.

         BIRDS

         We produce and market a complete line of feed products for birds, such as chickens, turkeys and ducks. The Italian meatbird (including broiler chickens, turkeys and ducks), and egg production industries are highly concentrated with a relatively small number of very large producers. As a result of the relative simplicity of the diet and the large scale operations in this market, breeders generally manufacture their own animal feed. Accordingly, the available market for bird feed sales is small relative to the amount of feed consumed in the meatbird and egg production industries.

         The breeding of birds, in particular poultry, at the domestic level is quite widespread in Italy. Many Italian consumers of poultry choose to breed their own poultry because they can control the quality of the breeding process. Consequently, we have created the "Sani Sapori" and "Grani" brands of bird feed products which allow breeders to obtain proven quality through an accurate selection of raw materials and constant monitoring of production. Breeders have increased their sensitivity towards healthy feeds and, as a result, we have launched our "Il Biologico" product line which utilizes only raw materials derived from all natural biological agriculture.

         We develop and sell our products for our farmyard animal business as part of a package that includes nutrition and management programs. Our nutrition programs include information and services regarding the care of the animals and their facilities, as well as nutritional, genetic and breeding counseling. We employ 138 sales representatives and technical services staff, including approximately 30 field-based veterinary consultants, who work closely with customers to help ensure that our feed products, programs and services are matched with the animal producer's facilities and overall management practices, as well as the genetic potential of the specific animal species. To support increasingly sophisticated customers, in areas with the highest number of breeding farms, approximately 75% of our salespeople are specialists who focus on individual species or distribution channels.

         We believe that animal feed represents, on average, about 70% of the total costs of production of animal breeders. We also believe that the quality and yield of our products are important competitive features of our business. As a result, our investment in product research and development is considered critical, as is supporting our sales with advisory and veterinary services for our customers. Our commitment to our research and development activities has enabled us to produce high quality animal feed products that are sold to our customers at competitive prices. We believe that these areas represent our most important strengths. We believe that the continued market leadership of our various products and programs will depend, in part, upon maintaining a cost-effective balance between: weight gain, feed efficiency, yield, meat, milk and egg quality and animal health and price.

         In 1999, we utilized a farm with approximately 500 sows to test and demonstrate the quality of the feed we produce. We have discontinued operations at this farm and have sold the assets related to these activities. In addition, we have also entered into various agreements to provide animal feed and related services to breeders, receiving in return payment based on the quantity of feed provided by us and the increase in weight or yield of the animals. These agreements allow us to test and constantly improve the quality of our animal feed and services by virtue of our indirect participation in the breeding of animals.

         In 1999, we also directly managed several farms for the breeding of livestock and pigs in order to demonstrate and test the performance and effectiveness of our products.

         RESEARCH, DEVELOPMENT AND QUALITY CONTROL

         Our research and development and quality control department is centered at the Bastia Umbra Research and Quality Control Center, and includes an internal staff of eight people, including technical staff and nutritionists. We also maintain laboratories at each of our production facilities for the purpose of quality control. Our research, development, and quality control department has advisory arrangements with a number of agricultural programs at various Italian agricultural and veterinary medicine universities departments, such as Piacenza, Bologna and Pavia. We also have relationships with foreign institutions and universities including:

         o        Cornell University;

         o        Institute National De Recherche Agromonique;

         o        Scottish Agricultural College-Edinburgh;

         o        Meat Quality Institute-Bristol; and

         o        Kibbutz Afikim-Israel.

         For research purposes and to assist our field-based technicians, we designed a herd management software program called "RAAN," which stands for Ration Analyser, and a raw material management program called "Feed Manager," based on a model developed by Cornell University. The Feed Manager program:

         o optimizes raw material utilization in relation with the nutritional facts requested; and

         o contributes to environmental impact reduction by decreasing phosphorus and ozone emissions in the atmosphere.

         Our researchers have gained extensive knowledge of the nutritional composition and values of the primary ingredients used in feed, the full range of acceptable substitute ingredients and process technology. We utilize the extensive knowledge of our research and development department to develop:

         o        high-performance, value-added feed products;

         o        breeding programs and methods; and

         o techniques designed to optimize the genetic performance potential of animals.

         Our products are designed to provide the balance of nutrients that meet the needs of a particular species of animal at each phase of its life cycle. We believe that the scope of our research and development activities and the synergies created from conducting research across various product lines and species provide us with a significant competitive advantage.

         Our research and development and quality control expenditures were approximately $1,065,000, $744,000 and $729,000 for the fiscal years ended December 31, 1999, 1998, and 1997, respectively.

         RAW MATERIALS, PACKAGING AND PRICING

         The principal raw materials used for the production of animal feed are vegetable products, the by-products of our pasta and flour business, flour and food integrators. Packaging represents a small part of feed production costs.

         Approximately 10% of the raw materials used by us for the production of animal feed is provided internally from the by-products of our flour processing operation. The remainder of the raw materials we use are acquired from large national and foreign companies and local cooperatives. We do not depend to a significant extent on any single supplier. All of the raw materials are readily available and we have not experienced a material interruption in supply.

         The raw materials we purchase are usually delivered to a seaport and then transported either by freight or common carrier to our seven manufacturing facilities located throughout Italy. As a result, raw material costs may vary substantially among our manufacturing facilities due to local supply and demand and varying freight costs.

         The prices of many of our raw materials may be volatile. We use the futures markets only for purchasing soybean meal. We generally price our animal feed products based on the cost of raw materials, packaging and certain other costs plus a conversion charge, which includes a profit factor, and periodically adjust our prices based on fluctuations in raw material and packaging costs. There can be no assurance that future price increases will be obtained in the event of increased raw materials costs.

         We believe that one of our major strengths is our ability to obtain an optimal feed composition at reduced costs by selecting economical raw materials without compromising nutritional values.

         PRODUCTION

         In the animal feed industry, potential manufacturing economies of scale are generally not sufficient to offset the cost of shipping products significant distances because raw materials, which make up a large percentage of finished products, are often available locally. As a result, we operate primarily in central and southern Italy with a network of seven manufacturing facilities with sufficient capacity to meet the demands of the local market in which each facility is located. We produce approximately 97% of our animal feed products at our manufacturing facilities.

Approximately 3% of our animal feed products are produced by third parties, who ship the products to our manufacturing facilities for distribution. Each of our manufacturing facilities is self-contained, from production to storage and delivery, so as to meet the differing needs of local customers.

         Before we process our raw materials, we sample them for quality control purposes. The basic underlying production process consists of combining the raw materials to form a feed product which is then mixed with nutritional additives, such as:

         o        vitamins;

         o        minerals and amino acids; and

         o        in some cases, medications.

         We sell the resulting products in a variety of forms, including:

         o        flour;

         o        nuts;

         o        cubes;

         o        crumble;

         o        flakes; and

         o        pellets.

         The feeds produced are either:

         o        the "complete" type, which are ready to use; or

         o the "supplementary" type, to which other products must be added by the breeder.

         Our feed formulas are based upon the nutrient content as determined through our proprietary scientific research. When the price of certain raw ingredients increases, we can generally adjust feed formulas by substituting lower cost alternative ingredients to produce feed with equivalent nutritional value.

         In June 1998, we initiated steps to comply with ISO 9002 Certification which ensures that we manufacture our products in conformity with European standards. We expect that this certification will be granted to our pasta plant in Bastia Umbra by the third quarter of

2000 and expect that certification will be granted for our other plants by December 31, 2000. The processes put in place to attain such certification will ensure and demonstrate the high quality of our products.

         DISTRIBUTION

         Animal feed is produced with fresh ingredients and, as a result, delivery must be rapid. We deliver approximately 1,500 tons of animal feed on a daily basis to supply breeders and our AgriPiu franchise stores. See "-- Marketing and Sales."

         Our products are distributed through a network of external carriers under long term agreements. The ability to supply certain clients directly has been a factor in determining the location of certain of our manufacturing plants. We believe our plants are well situated to service our customer base across Italy.

         Our success depends upon an effective system of distribution for our products. While our method of delivery has been reliable and available at acceptable rates thus far, there can be no assurance that we will continue to be able to negotiate acceptable freight rates in the future and that delivery will not be disrupted for reasons including:

         o        adverse weather;

         o        natural disasters; or

         o        labor disputes in the trucking industry.

         MARKETING AND SALES

         We primarily market our animal feed products in Italy, through a number of channels, including:

         o        direct sales to industrial breeders;

         o        our franchised network of AgriPiu stores; and

         o        other retail stores.


         AGRIPIU STORES AND OTHER RETAIL STORES

         We sell feed to approximately 2,500 agricultural retail stores, of which approximately 220 have a franchising agreement to use our AgriPiu trademark. AgriPiu stores, which are located throughout Italy, sell animal feed to family farms and retail customers for the breeding of domestic animals. They also offer a complete range of products for animal care. The agreements with the AgriPiu franchisees generally provide that we furnish support for the marketing of our products, and contain obligations on the franchisee to maintain an adequate stock of products and to ensure that 100% of the sales of animal feed of the stores are made up of our products.

         DIRECT SALES

         We sell our products directly to approximately 4,400 industrial breeders. We sell approximately 50% of the animal feed we produce directly to industrial breeders through a network of exclusive agents. These agents also provide breeders with a series of ancillary services of a health and nutritional nature.

         We also sell the animal feed we produce to approximately 6,900 other clients through a network of over 127 agents who work at the local level throughout Italy. The price of our animal feed for farmyard animals includes certain services, such as technical assistance. We also use marketing efforts and trade shows to generate new business and expand sales to existing customers.

         A number of factors impact the demand for particular animal feed products, including the price of grains and the price of the end-products of animal producers. When the price of grains has been relatively high, more of our customers have tended to purchase feed of the "complete" type and our sales volume has been correspondingly higher. During periods when commodity prices, particularly for corn, have been relatively low, animal breeders have tended to provide their own grains, resulting in decreased volume, and have purchased feed of the "supplementary" type, concentrated and with nutritional additives, which have higher per unit margins.

         COMPETITION

         ANIMAL FEED

         The animal feed industry is currently going through a phase of consolidation in Italy, and we believe that this trend will continue. We believe that our market share is currently approximately 5.6% of the total non-integrated animal feed market.

         Strong competition exists among national as well as local producers. Some of our competitors have:

         o        longer operating histories;

         o        broader product lines;

         o        significantly greater brand recognition;

         o        greater production capacity; and

         o        greater financial, marketing and other resources.

         Our major competitors in the animal feed market are:

         o in Northern Italy-Purina, Raggio di Sole and Veronesi, Martini, Progeo, Ferrari and Sagip;

         o in Central and Southern Italy-Martini, Mignini, Raggio di Sole, Nicolai, Valigi, Dell'Aventino, Russo e Pezzullo.

         To date, we have been successful at generating business directly with some large animal breeders. However, as animal breeders become larger, they historically have tended to integrate their business by acquiring or constructing feed production facilities to meet some or all of their requirements and, consequently, have relied less on outside suppliers of animal feed. As the consolidation of animal breeders continues, the available market for commercial animal feed may be reduced if breeders integrate feed production into their business, thereby increasing competition.

         We distinguish ourself from our competitors through:

         o        our range of high quality products;

         o        our national production and distribution capacity; and

         o        offering customers assistance during product utilization.

         Our services include assistance in the technical and economic management of breeding and food and veterinary services. We believe that this supportive strategy creates strong customer loyalty and allows for premium pricing. In addition, our extensive expertise in animal nutrition requirements and the nutritional content of various ingredients, developed through our research and development activities, combined with our manufacturing expertise and ingredient purchasing capabilities, allow us to use lower-cost ingredients, as well as alternative ingredients, to a greater extent than many of our competitors.

         PET FOOD

         The major companies that produce and market pet food in Italy are national or international conglomerates which are substantially larger than we are and possess significantly greater financial, marketing and other resources than we possess. We compete for access for shelf space on the basis of the quality and price of our pet food products.

         We believe that we differentiate ourselves from animal feed manufacturers which also sell pet food by offering:

         o        higher quality products;

         o        national production and distribution capabilities; and

         o a reputation for increasing customers' pet food sales, in the agricultural retail stores, which represents approximately 10% of the total pet food market.

         Much of the competition in the animal feed and pet food industries centers around price due to the commodity-like aspects of the basic product lines. However, we believe we are able to mitigate this price-oriented competition somewhat by focusing our efforts on high-performance, value-added products which are designed to be cost effective on the basis of weight gain, feed efficiency, yield, animal health and price. To the extent that there is significant price competition, our operating results and cash flow could be adversely affected. We also compete on the basis of service by:

         o        providing training programs for our customers;

         o using species specialists with advanced technical qualifications to consult with our customers;

         o developing and manufacturing customized products and feeding programs for our customers; and

         o offering various financing assistance programs to attract and retain dealers and direct customers.

THE PASTA AND FLOUR BUSINESS

         We operate two mills at our Bastia Umbra facility near Perugia, Italy which produce durum wheat semolina for pasta and flour for the bakery industry. A portion of the flour we produce is sold to third parties. The by-products from soft and durum wheat grinding is used in our animal feed business.

         We distinguish ourselves by being among the few Italian pasta producers that vertically integrate the durum wheat milling function with the pasta production process. This allows us to manage the grain procurement process and to better control the consistency, quality and cost of our raw materials. Our pasta product line consists of over 150 products, including:

         o long goods, such as spaghetti, linguine, fettuccine, angel hair and lasagna; and

         o short goods, such as penne, elbow macaroni, mostaccioli, rigatoni, rotini, ziti and egg noodles.

         PASTA INDUSTRY AND MARKET

         In 1997, worldwide pasta consumption exceeded 9,278,000 tons, including more than 1,620,000 tons in Italy and 2,250,000 tons in the United States. We believe that our current production represents about 1% of the Italian pasta market and that it also accounts for about 1% of pasta exported from Italy. We currently export approximately 35% of our pasta production.

         Based on industry and trade sources and our own analysis, we do not expect the Italian pasta market to experience significant growth. However, other countries continue to experience significant growth in pasta consumption. For example, in the United States, the world's largest pasta market, average pasta consumption increased by 11% overall during the period from 1993 to 1997, representing an annual average increase of approximately 2.3%.

         About 12.5% of the overall amount of pasta consumed in the United States is imported pasta. In 1997, pasta imported from Italy accounted for about 8.5% of the overall market for pasta in the United States.

         We believe that the United States market offers significant opportunities for increased sales. In 1999 and 1998, sales to the United States accounted for approximately 5.5 and 5.0%, respectively, of our sales volume for our total pasta sales worldwide. With the aim of expanding our presence in the United States, we formed a company in the United States called Petrini Foods International, Inc.

         We believe that there are opportunities for continued growth in the United States market for pasta products as a result of a variety of factors, including:

         o        consumer perception of pasta as a healthy food;

         o        ease of preparation;

         o        low cost in comparison to other types of foods; and

         o flexibility of pasta products as an ingredient in salads and entrees.

         We also believe that American consumers are demanding more healthy food products as they learn more about the importance of diet in a healthy lifestyle. We believe that the sale of pasta, which is generally low in fat and high in complex carbohydrates, is benefiting from the trend towards healthier eating. However, we cannot predict whether the pasta industry will continue to expand in the United States, or elsewhere, or that current levels of public attention to personal health, fitness and diet or current perceptions of healthfulness associated with pasta will continue. Different countries and regions within countries may have different public perceptions and concerns about health and diet. This may adversely impact our marketing and expansion strategy and cause us to incur greater expenses in promoting our products.

         To date, the majority of our sales in the United States pasta market have been through supermarket chains. Our primary strategy for expanding our presence in the United States market is to exploit the significant hotels, restaurants and catering market, which we believe may enable us to achieve higher operating margins.

         We also intend to expand our presence in other European markets such as Germany, France and England.

         THE INDUSTRIAL FLOUR BUSINESS AND MARKET

         Our industrial flour is sold to:

         o major Italian food groups such as Nestle, Ferrero, Plasmon and Bauli; and

         o small and medium sized bakeries for the production of cookies, panenoni, pandori, pizzas and croissants.

The flour is produced using advanced technologies and a selection of high grade raw materials imported from countries including, the United States, Canada and France.

         In 1999, we sold 41,650 tons of industrial flour, realizing total revenues of approximately $12.8 million.

         PRODUCTS

         Products manufactured and sold by our food division and their corresponding tradenames include the following:

         PRODUCT                                          TRADENAME
         -------                                          ---------
         Traditional pasta                                Spigadoro
         Specialty pasta                                  Maestro Umbri
         Egg noodles                                      LaSfoglia di casa
         Pasta from organically produced semolina         Cascina
         Bakery line                                      Spigadoro
         Special flours                                   Flourtoba
         Extra virgin olive oil                           Cascina

         The following table shows the net sales, in thousands of US Dollars, and sales volume, in tons, for each main product line in our food business for each of the fiscal years ended December 31, 1999, 1998 and 1997:

                                         YEAR ENDED                   YEAR ENDED                    YEAR ENDED
                                     DECEMBER 31, 1999             DECEMBER 31, 1998            DECEMBER 31, 1997
                                     -----------------             -----------------            -----------------
                                 NET SALES         VOLUME     NET SALES          VOLUME      NET SALES        VOLUME
                                 ---------         ------     ---------          ------      ---------        ------
Traditional types of pasta..     $12,815           18,519      $13,042           18,592      $13,943          20,441
Specialty types of pasta....       5,276            4,070        5,856            4,381        5,403           4,199
Health and diet pasta.......       2,801            2,640        3,195            3,076        4,080           3,365
Industrial flour............      12,822           41,668       12,966           38,975       12,350          36,917
Other products..............       2,095            2,392        1,870            2,631        2,172           2,685
                                 -------           ------      -------           ------      -------          ------
Total.......................     $35,809           69,289      $36,929           67,655      $37,948          67,607
                                 =======           ======      =======           ======      =======          ======

         RAW MATERIALS

         Raw materials for the production of pasta and flour are readily available and we have not experienced supply interruptions. We are not dependent on any single supplier.

         The main raw materials used in the production of pasta and flour are wheat, semolina, eggs and gluten. The semolina we use for the production of pasta is entirely supplied by our own mill in Bastia Umbra, which mills 45,000 tons of durum wheat each year. We purchase our durum wheat from farmers, cooperatives and importers. Ninety percent of this durum wheat comes from Italy. This purchasing method ensures that the extracted semolina meets our specifications. We believe that using an integrated production cycle is an essential element in producing high quality pasta.

         The price of durum wheat has fluctuated in past years by as much as 35%. We believe that, due to the new European Union agricultural policy which provides for the elimination of duties relating to imports from non-European Union countries and for the support of national farming, the price of wheat will become more stable in the future.

         We purchase our packaging materials for pasta, including flexible films, cardboard containers and boxes, from external suppliers and we believe that the packaging costs represent approximately 13% of the cost for the finished product with respect to pasta and approximately 1% with respect to flour. We believe that we have adequate sources of packaging supplies.

         PRODUCTION

         Our Bastia Umbra plant near Perugia, Italy produces both semolina, which is used to make pasta, and industrial flour.

         Pasta's primary ingredient is semolina, which is extracted from durum wheat through our milling process. Each variety of durum wheat has its own unique set of protein, gluten content, moisture, density, color and other attributes which affect the quality and other characteristics of the semolina. We blend semolina from different wheat varieties.

         Durum wheat is shipped to our Bastia Umbra production facility near Perugia, directly from collection warehouses, by our contract truckers. The durum wheat delivered to the facility is sampled, blended and pre-cleaned. Next, the wheat is tempered by raising its moisture content to the optimal level required for milling. The cleaned and tempered wheat is then conveyed to the mill where grinding, sifting, and purifying processes extract the semolina. Semolina is then pneumatically distributed from the mill to the pasta production area of the facility.

         After being mixed with water, the semolina is extruded into the desired pasta shapes, travels through computer-controlled high-temperature dryers and is stabilized at room temperature. We then package the pasta in a wide variety of packaging configurations on highly-automated film, carton and bulk packaging systems and forward it through automated conveyors to the distribution center to be palletized and stored prior to shipment.

         Our entire pasta production process is controlled by programmable logic controllers which enable all of the production lines to be operated and monitored by minimal staff.

         The quality of our pasta products is tested through regular internal laboratory testing on physical characteristics such as color, presence of impurities, shape and consistency following the cooking process, including the loss of starch and proteins. Our use of bronze molds is a key element in ensuring the production of high quality pasta.

         The production of industrial flour involves the feeding of unprocessed wheat into a series of automatic milling cylinders followed by an extended sieving process. Flour obtained in this way is then packaged, boxed and stored in a warehouse until it is shipped.

         DISTRIBUTION

         Our pasta distribution center is located in our Bastia Umbra facility. Warehousing and distribution facilities are integrated with our production process.

         In 1999, we sold 17,570 tons of food products in Italy. The principal channels of distribution were traditional retail outlets and wholesale distributors. We produce a significant amount of health and diet pasta which is sold by other companies under their own brand names. We arrange for the distribution of our pasta products to our customers in Italy, using contract carriers to transport products to their final destination. We can usually satisfy client demand within 3 or 4 days.

         Most of our customers use inventory management systems which track sales of particular products and rely on reorders being rapidly filled by suppliers. We work with our customers to forecast consumer demand which allows us to anticipate customer demand.

         SALES AND MARKETING

         PASTA

         The following chart shows our sales of pasta and flour products, in thousands of US Dollars, in our major markets for the years ended December 31, 1999, 1998 and 1997:

                      YEAR ENDED        YEAR ENDED         YEAR ENDED
                  DECEMBER 31, 1999  DECEMBER 31, 1998  DECEMBER 31, 1997
                  -----------------  -----------------  -----------------
Italy...........       $27,563             $29,048             $29,636
Japan...........         2,322               2,567               2,756
United States...         1,537                 748               1,152
South Korea.....           766                 728                 685
Denmark.........           533                 472                 447
Australia.......           276                 479                 478
Portugal........           375                 360                 316
Lebanon.........           208                 249                 214
France..........           315                 346                 280
Other countries          1,914               1,932               1,984
                       -------             -------             -------
Total...........       $35,809             $36,929             $37,948
                       =======             =======             =======

         Approximately 77% of the pasta produced by us is sold in Italy. Of this amount, approximately 20% of pasta sales are effected directly by us to our clients while the remaining 80% of sales are carried out by a sales organization consisting of 80 independent agents. Most of these sales arrangements are for indefinite periods, and we generally cannot terminate such arrangements without paying an indemnity under the Italian Civil Code. The amount of such indemnity varies from contract to contract. Under these arrangements, products are usually ordered, produced, sold and shipped within 30 days. As a result, we do not generally have any significant backlog of orders. We have also entered into supply arrangements under which we manufacture private label pasta products for certain of our customers in quantities established in advance. The prices of our private label pasta are generally tied to a market price near the time of order.

         During the years ended December 31, 1997, 1998 and 1999, approximately 3.0%, 2.0%, and 4.3%, respectively, of our total pasta revenues were derived from the United States. In the United States, our pasta is sold primarily in the East to supermarket chains including:

         o        Wakefern;

         o        Food Emporium;

         o        Shaws;

         o        King Kullen; and

         o        Pathmark.

         We also sell approximately 35% of our pasta products outside of Italy and the United States. Our exports are sold to importers, who then resell them abroad. We have distribution agreements with distributors in several countries located in Southeast Asia which accounted for approximately 9% of our total food division revenues for the years ended December 31, 1999.

         We market our pasta, both in Italy and abroad, principally through two distribution channels:

         o Retail: The retail distribution channel consists of shops and supermarkets which sell various types of pasta both with our brands and private labels to consumers. Retail distribution accounts for the majority of pasta distribution by us; and

         o Food Service or Catering: The food service distribution channel is comprised of distributors who supply restaurants, hotels, schools and hospitals.

         FLOUR

         Approximately 50% of our production of industrial flour is sold to large companies, such as Ferrero, Nestle and Plasmon, for use in producing confectionery products. The remaining 50% is sold through our sales agents. All of our flour sales are made in Italy.

         COMPETITION

         We operate in a highly competitive environment with numerous well-established Italian, regional and foreign companies, and many smaller companies. Our competitive environment depends to a significant extent on the aggregate industry capacity relative to aggregate demand for pasta products. We believe that pasta production capacity in Italy is currently approximately three million tons in the aggregate. No significant increases or decreases in capacity have been announced or are expected by other companies. We believe there is worldwide over-capacity in the industry, and as a result, there has been consolidation, which is expected to continue in the future. We believe that consolidation and over-capacity has placed significant pressure on price, thereby increasing competition. We compete for:

         o        the procurement of raw materials;

         o        the development of new products and product lines;

         o the improvement and expansion of previously introduced products and product lines; and

         o        the production, marketing and distribution of our products.

         Our competition in Italy includes:

         o        Barilla, the largest pasta producer in Italy; and

         o approximately 150 other Italian pasta producers, of which approximately 50 have a potential production capacity of over 100 tons a day.

We believe that no pasta producer other than Barilla has more than 5% of the Italian market.

Our competitors in the United States include:

         o        large multi-national companies such as:

                  o New World Pasta, with brands such as San Giorgio and Ronzoni; and

                  o        Borden, with brands such as Prince and Creamette;

         o        regional U.S. producers of retail and institutional pasta; and

         o        Italian producers such as De Cecco and Barilla.

Compared to us, some of our competitors have:

         o        longer operating histories;

         o        broader product lines;

         o        significantly greater brand recognition;

         o        greater production capacity; and

         o        financial, marketing and other resources.

Our products also compete with a broad range of food products. Competition in these markets generally is based on product quality and taste, pricing, packaging and customer service and logistics capabilities.

         In May 1995, we and 20 other Italian pasta producers were named as subjects of a petition filed with the United States International Trade Commission and the Department of Commerce by producers of pasta in the United States, including Borden, Hershey and Gooch Foods, Inc. The petition alleged that the pasta industry in the United States was materially injured or threatened with material injury by reason of certain imports from Italy and Turkey that were being subsidized and sold in the United States at less than fair market value. In connection with the petition, the International Trade Commission instituted anti-dumping investigations covering the period from October 17, 1995 through December 31, 1996. As a result of the investigations, the Department of Commerce instructed United States customs officials to assess countervailing duties on certain pasta exporters, based on net subsidy rates. An ad valorem rate of 2.27% was applied to exports by Petrini for the period of October 17, 1995 to December 31, 1995. Such practices by American pasta producers or by exporters, if continued or increased, may materially adversely affect our ability to expand in the United States market. We cannot predict whether we will be subject to review by the Department of Commerce again, or what impact any such review may have on the importation of pasta into the United States.

MANAGEMENT INFORMATION SYSTEMS

         Our production, distribution, sales and marketing operations are supported by a computer system that uses software which has been tailored to our management processes and integrates our:

         o        production;

         o        purchasing;

         o        order entry;

         o        inventory management;

         o        distribution; and

         o        accounting systems.

Our management information systems were recently upgraded in anticipation of our growth and desire to continue to offer our customers value-added, efficient services. We have invested substantial amounts in electronic data interchange and efficient consumer response systems to streamline the order, invoicing and inventory management functions.

TRADEMARKS AND PATENTS

         We hold a number of registered and common law trademarks which we consider to be of considerable value and importance to our business. Our main trademarks include the following:

ANIMAL FEED
-----------
Casea             Alfa               Activa          Lacta          Biosana
Cotton Beef       Integra            First           Vispo          Nutrilinea
Sani Sapori       Ovicomplet         P.A.S.T.O.      Il Biologico   Tradizione
                                                     Italiana

PASTA AND FLOUR
---------------
Spigadoro         La Sfoglia diCasa  Vogliadi Pasta  Flourtoba

         We own the trademarks listed above and we have registered those trademarks in Italy and in our other principal markets. In addition, we have filed trademark applications or registrations for our trademarks in China, Japan, Malaysia, South Korea, Taiwan, the United States and Venezuela. We believe that all material trademark registrations are valid and current, and that all licenses have either been recorded or applications have been filed to record such licenses where required to avoid forfeiture of our trademarks in our principal markets.

         Our trademarks are widely used in product marketing and are themselves frequently incorporated into product designs. In view of the importance of our trademarks, we have a policy to prosecute trademark infringement vigorously.

         We are not a party to any material litigation involving our trademarks and there are no material restrictions on our ability to use our trademarks.

EMPLOYEES

         As of March 27, 2000, we had 430 full-time employees and six part-time employees. Of our employees, approximately 187 work in the animal feed business, 181 work in the pasta and flour business and 46 perform administrative services. We also have 15 full-time employees and five part-time employees at Columbus. We intend to sell this computer business and have commenced discussions relating to the sale of this business. However, we have no agreements or arrangements for the sale of our remaining computer business. We cannot assure that we will be able to sell this business on terms favorable to us or at all or that there will not be substantial unanticipated costs associated with such sale.

         Our employment relations in Italy are governed by numerous regulatory and contractual requirements, including:

         o        the Italian Civil Code;

         o        the Statute of Laborers;

         o        national collective labor agreements; and

         o        individual employer collective labor agreements.

See "-- Government Regulation" for a discussion of the Italian Civil Code and employment relations.

         Employees in Italy in the food sector are covered by a national collective bargaining agreement that is negotiated between the national association of the companies within the food sector and the national union. The agreement addresses work time, benefits, wages and bonuses and other specific issues affecting the working conditions of our employees. In addition to the national collective bargaining agreement, individual employers such as us enter into separate local contracts with the labor unions representing their employees. We are also subject to a number of similar regulatory and contractual requirements governing our relations with our managers. In addition, upon a transfer of property of a going concern, a manager may resign and receive:

         o        an indemnity for termination of employment; and

         o an additional indemnity in an amount equal to 1/3 of the termination indemnity in the event that the employer does not provide notice of discharge, which is equal to the amount of salary the employee would have received during the required notice period which ranges from eight to twelve months depending on the seniority of management.

         Italian law provides that, upon termination of employment, employees are entitled to receive a severance payment based on annual salary, length of employment and inflation. As of December 31, 1999, we had approximately $8.0 million reserved for such termination payments, as required by Italian law.

         We have not experienced any significant work stoppages and believe that our relationship with our employees is good.

GOVERNMENTAL REGULATION

         GENERAL

         Many aspects of our operations are subject to government regulation in the countries in which we operate. Such regulations include those relating to:

         o        the operation of our production facilities;

         o the production, packaging, labeling and marketing of our products;

         o        environmental regulations;

         o        currency conversion and repatriation;

         o        taxation of our earnings and earnings of our personnel; and

         o        our use of local employees and suppliers.

         For example, we are required to obtain licenses and permits, and are subject to governmental inspections in connection with our operations in Italy, including licenses and permits relating to the manufacture of pasta and flour, building codes, safety and usability of plants and other areas of our daily operations. We are affected by changing taxes, price controls and laws and regulations relating to the industries in which we operate.

         Our operations are also subject to the risk of changes in Italian and foreign laws and policies which may impose restrictions on us, including trade restrictions, which could materially adversely affect our business, financial condition and results of operations. Other types of government regulation which could, if enacted or implemented, materially and adversely affect our operations include:

         o        expropriation or nationalization decrees;

         o        confiscatory tax systems;

         o primary or secondary boycotts or embargoes directed at specific countries or companies;

         o        import restrictions or other trade barriers;

         o        mandatory sourcing rules;

         o        high labor rates; and

         o        fuel price regulation.

         We cannot determine to what extent future operations and earnings may be affected by new legislation, new regulations or changes in or new interpretations of existing regulations.

         Our animal feed products are also subject to regulation by the Italian Industry Ministry and the Italian Health Ministry. The Health Ministry regulates all ingredients that are part of animal feed or that contact animal feed. It also regulates animal drugs that come in dosage form for administration to animals, or that are added through water or feed. Our production facilities are also subject to periodic inspection by a local health agency.

         LABOR RELATIONS

         Our employment relations in Italy are governed by numerous regulatory and contractual requirements, including:

         o        the Italian Civil Code;

         o        the Statute of Laborers;

         o        national collective labor agreements; and

         o        individual employer labor agreements.

The Italian Civil Code addresses:

         o protection of personal data of employees and consents of such employees prior to disclosure;

         o        vacation, illness and maternity leave;

         o requires employers with more than 35 employees (such as us) to hire at least 15% of our total employees from among those in certain protected classes; and

         o upon termination of employment, entitles employees to receive a defined compensation payment based on length of employment, employment category and compensation.

         ENVIRONMENTAL

         Our operations, particularly our manufacturing activities, are affected by Italian environmental protection laws and regulations, such as those governing discharges into the air and water, the handling and disposal of solid and hazardous wastes, the remediation of soil and groundwater contaminated by petroleum products or hazardous substances or wastes, and the health and safety of employees.

         Environmental laws and regulations have changed substantially and rapidly over the last 20 years and the requirements of these laws and regulations have tended to become increasingly more stringent, complex and costly to comply with. Although we believe that we are in substantial compliance with existing laws and regulations, there can be no assurance that substantial costs for compliance will not be incurred in the future. Moreover, it is possible that other developments, such as stricter environmental laws, regulations and enforcement policies thereunder, could result in additional costs or liabilities to us.

         We have conducted a number of environmental audits of our major facilities to identify and categorize potential environmental exposures and to ensure compliance with applicable environmental laws, regulations and permit requirements. This effort has required and may continue to require operational modifications to our facilities, including installation of pollution control devices and cleanups. The costs incurred to date by us in connection with the performance of environmental audits and operation modifications to our facilities have not been material. To the extent we might incur any such compliance costs, these costs most likely would be incurred over a number of years. However, no assurance can be given that future regulatory action regarding soil or groundwater at our facilities, as well as continued compliance with environmental requirements, will not require us to incur significant costs that may have a material adverse effect on our financial condition and results of operations.

         Additionally, we maintain a proactive approach to dealing with environmental matters and it is our policy to eliminate and minimize generation of wastes at our facilities through plant operations, process design and maintenance. Our program includes:

         o        formal environmental training for targeted employees;

         o        assistance in complying with environmental regulations; and

         o        identifying potential environmental liabilities.

We have also implemented management procedures designed to:

         o        reduce the generation of hazardous waste;

         o        reduce the on-site use and storage of hazardous chemicals; and

         o        prevent exposure to such substances.

We believe the continued development and maintenance of our environmental program will continue to reduce the potential for unanticipated expenditures for environmental remediation and compliance. We continually strive to reduce wastes by sending waste off-site for recycling and/or reuse. We have taken, and continue to take into account, the requirements of such environmental laws and regulations in the improvement, modernization, expansion and start-up of our facilities and believe that we are currently in substantial compliance with such material laws and regulations.

         We have been unable to obtain adequate environmental insurance at a reasonable cost. Although we maintain general liability insurance, this insurance is subject to coverage limitations, deductibles and exclusions and may exclude coverage for losses or liabilities relating to environmental issues. As a result, we cannot assure that liabilities that may be incurred by us will be covered by our insurance policies, or if covered, that the dollar amount of such liabilities will not exceed the policy limits. Even a partially uninsured claim, if successful and of significant magnitude, could have a material adverse effect on our business, financial condition and results of operations.

         The above mentioned laws identify the liabilities of the employer and/or of the persons delegated by the employer. Persons who are or were responsible for releases of hazardous substances may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. Italian environmental law also imposes criminal penalties upon persons who are or were responsible for releases of hazardous substances in cases of major damage to natural resources.

         Additionally, various Italian laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos containing materials ("ACMs"). Such laws and regulations may impose liability for the release of ACMs and may provide for third parties to seek recovery from owners or operators of facilities at which ACMs were or are located for personal injury associated with exposure to ACMs. We are aware of the presence of ACMs at our facilities, but we believe that such materials are in acceptable condition at this time. We believe that any future costs related to remediation of ACMs at these sites will not be material, either on an annual basis or in the aggregate, although there can be no assurance with respect thereto.

         It is possible that environmental liabilities in addition to those described above may arise in the future. As a result, we could incur significant future liability should the laws of the jurisdictions in which we operate change to impose additional environmental remedial obligations. The precise costs associated with these or other future environmental liabilities are difficult to predict at this time.

ENFORCEMENT OF CIVIL LIABILITIES

         We are organized under the laws of the State of Delaware. Investors in our common stock will be able to effect service of process on us in the United States. However, we are primarily a holding company which holds stock in entities in Switzerland, Germany and Italy and all or a substantial portion of our assets are located outside the United States. In addition, six of our seven directors and all of our executive officers are residents of foreign countries and all or a substantial portion of the assets of such directors and officers are located outside of the United States. As a result, it may not be possible for investors to effect service of process upon our directors and officers or enforce judgments of U.S. courts predicated upon the civil liability provisions of U.S. laws against our directors' and officers' assets. The market price of our common stock may be affected by the difficulty for investors to enforce judgments of U.S.courts.

RESTRUCTURING AND RECENT TRANSACTIONS

         PETRINI ACQUISITION

         In December 1999, we acquired all of the outstanding shares of common stock of Petrini from Gruppo Spigadoro, N.V. As a result of the transaction, we changed our name from IAT Multimedia, Inc. to Spigadoro, Inc. In consideration for the Petrini shares, we:

         o issued an aggregate of 48,366,530 shares of our common stock, of which 12,241,400 shares were issued at Gruppo Spigadoro's request, to Carlo Petrini, our Co-Chairman, to satisfy part of Gruppo Spigadoro's obligations to Mr. Petrini; and

         o assumed approximately $20 million of short term indebtedness of Gruppo Spigadoro.

         In assuming such debt, we issued:

         o a convertible promissory note to Gruppo Spigadoro in the principal amount of approximately $6.3 million, which note accrues interest at a rate of 5% per annum and matures upon the earlier of (i) the completion of a public offering by us in which we realize at least $20 million of net proceeds or
                  (ii) December 31, 2000. The note is convertible at any time at our option into shares of our common stock at a conversion price equal to the greater of $2.50 or 85% of the average closing price of our common stock for the five trading days prior to the notice of conversion. We have repaid $1.2 million of the principal amount of such note since December 1999;

         o a non-interest bearing promissory note to Mr. Petrini in the principal amount of $1.0 million, which note was repaid in March 2000;

         o a non-interest bearing promissory note to Mr. Petrini in the principal amount of 12.05 billion Lire or approximately $6.3 million, which note matures on June 30, 2000. The note will be repaid in Lire, but the maximum amount payable under the note will not exceed the U.S. Dollar equivalent of $7.0 million; and

         o        a non-interest bearing convertible promissory note to Mr.
                  Petrini in the principal amount of approximately $6.2 million, which note matures on December 31, 2000. The note is convertible at any time at Mr. Petrini's option into shares of our common stock at a conversion price equal to the greater of $2.50 or 85% of the average closing price of our common stock for the five trading days prior to the notice of conversion.

         Repayment of the $6.3 million and $6.2 million promissory notes by us has been guaranteed by Gruppo Spigadoro and has been secured by 6,120,700 shares of our common stock owned by Gruppo Spigadoro which have been placed in escrow for the benefit of Mr. Petrini. If any of the these shares of common stock are sold to satisfy our obligations under these two promissory notes, we will be required to compensate Gruppo Spigadoro for the loss of such shares by issuing an equal number of shares of our common stock to Gruppo Spigadoro.

         Under the terms of the transaction, we agreed that for so long as Gruppo Spigadoro (or its current shareholders), their respective affiliates and Carlo Petrini collectively hold at least:

         o 50% of the outstanding shares of our common stock, Gruppo Spigadoro or its assignees will have the right to nominate 50% of the members for election to our Board of Directors;

         o 25% of the outstanding shares of our common stock, Gruppo Spigadoro or its assignees will have the right to nominate 25% of the members for election to our Board of Directors;

         o 10% of the outstanding shares of our common stock, Gruppo Spigadoro or its assignees will have the right to nominate a single member for election to our Board of Directors.

         As a result of the Petrini transaction, as of March 27, 2000, Gruppo Spigadoro and Mr. Petrini beneficially owned approximately 59.3% and 27.1%, respectively, of our outstanding common stock. Jacob Agam, our Chairman of the Board and Chief Executive Officer, is also Chairman of the Board of Gruppo Spigadoro, Vertical Financial Holdings and certain affiliates of Vertical. Prior to the Petrini transaction, Vertical was the largest beneficial owner of our common stock. Entities affiliated with Vertical have economic ownership of approximately 75% of the outstanding common stock of Gruppo Spigadoro and have the power to vote approximately 90% of the outstanding common stock of Gruppo Spigadoro and, as a result, Vertical and entities affiliated with Vertical have the ability to vote or direct the vote of approximately 59.3% of our outstanding common stock as of March 27, 2000.

         Effective upon the closing of the Petrini transaction, we added two new members to our Board of Directors, Mr. Petrini and Lucio De Luca, both of whom are members of Petrini's management. In addition, Mr. De Luca was appointed as our Chief Operating Officer, effective January 1, 2000 and Mr.
Petrini was appointed as our Co-Chairman.

         We also entered into an Amended and Restated Employment Agreement dated January 1, 2000 with Mr. Agam pursuant to which Mr. Agam will serve as our Chief Executive Officer for an initial term of three years with an annual base salary of $300,000, plus a bonus to be approved by our Board of Directors. Under the agreement, Mr. Agam will be entitled to receive a severance payment if his employment agreement is terminated without cause or for constructive discharge equal to his base salary for the lesser of (i) the remainder of the existing term of Mr. Agam's employment and (ii) one year from the effective date of termination.

         In addition, we entered into an Employment Agreement dated January 1, 2000 with Mr. De Luca pursuant to which Mr. De Luca will serve as our Chief Operating Officer for an initial term of three years with an annual base salary of $55,000, housing expenses of up to $20,000 per year and a bonus to be approved by the Board of Directors. Mr. De Luca also received a one-time signing bonus of $75,000 and an initial grant of options to purchase 250,000 shares of our common stock, which options vest over a period of three years. Under the agreement, Mr. De Luca will be entitled to receive a severance payment if his employment agreement is terminated without cause or for constructive discharge equal to his base salary for the lesser of (i) the remainder of the existing term of Mr. De Luca's employment and (ii) two years from the effective date of termination. Mr. De Luca is also compensated by Petrini for services rendered as the Chief Operating Officer of Petrini.

         SALE OF FSE

         In January 2000, we sold our 80% equity interest in FSE Computer-Handel GmbH & Co. KG and our 100% equity interest in FSE Computer Handel-Verwaltung GmbH to Frank Strauss (the founder of FSE) and the certain other parties, some of whom are employees or former employees of FSE (collectively, the "Purchasers"). In addition, Dr. Alfred Simmet, the former Chief Operating Officer of FSE, sold his 20% equity interest in FSE Computer-Handel GmbH & Co. KG to the Purchasers. FSE was responsible for the marketing of our high performance personal computers in Germany. Under the terms of the transaction, the Purchasers assumed all of the outstanding third party liabilities of FSE (aggregating approximately $1.4 million) and agreed to pay us up to an aggregate of approximately $263,000 (DM 500,000) based upon the "cash flow" of FSE (as defined in the purchase agreement) over the next several years. Of the purchase price, up to approximately $53,000 (DM 100,000) was attributable to Dr. Simmet's ownership and under the terms of the transaction, Dr. Simmet transferred his right to receive the approximately $53,000 to us to satisfy a portion of Dr. Simmet's obligations to us. The purchase price will be paid as follows:

         o 5% of the "cash flow" of FSE for the fiscal year ending December 31, 2000;

         o 15% of the "cash flow" of FSE for the fiscal year ending December 31, 2001; and

         o 25% of the "cash flow" of FSE for the fiscal years ending December 31, 2002 through 2004.

         We also intend to sell Columbus Computer Handel and its affiliates (collectively, "Columbus"). Columbus distributes personal computer components, peripherals and software, as well as personal computers, in Germany. We have commenced discussions relating to the sale of Columbus, but no agreement has been reached with any party regarding the terms of a potential transaction and we cannot predict whether we will be able to sell this business on terms favorable to us or at all.

         ALGO VISION TRANSACTION

         In connection with the spin-off of our research and development activities in March 1998, we granted Algo Vision Schweiz AG, one of the entities formed in connection with the spin-off, an option to purchase a 50% co-ownership interest in our visual communications intellectual property. In July 1999, as part of the reorganization of the Algo Vision entities, Algo Vision Schweiz and Algo Vision Systems GmbH, the other entity formed in connection with the spin-off, became wholly-owned subsidiaries of Algo Vision plc, an English company whose shares began trading on the European Association of Securities Dealers Automated Quotation System on July 23, 1999. In July 1999, Algo Vision plc, exercised its option to purchase an ownership interest in our intellectual property and, as a result, we entered into a series of agreements related to (i) the sale of our visual communications intellectual property rights (other than the IAT name or mark) and (ii) the exchange our 15% equity interest in each of Algo Vision Systems and Algo Vision Schweiz, for shares of capital stock of Algo Vision plc. Dr. Vogt, one of our directors, is a significant stockholder of Algo Vision plc.

         Under the terms of the agreements, Algo Vision plc purchased a 50% interest in our visual communications intellectual property rights for $1,000,000 in July 1999, and purchased the remaining 50% interest for an additional $2,500,000 in August 1999. Algo Vision plc has agreed to pay us royalties (ranging from 5% to 10%) on the sale of certain products utilizing the visual communications technology purchased by them until August 2001. In connection with the transaction, Algo Vision Schweiz repaid outstanding loans aggregating approximately $500,000, made by us to Algo Vision Schweiz as part of the spin-offs.

         In July 1999, we exchanged our 15% interest in each of Algo Vision Systems and Algo Vision Schweiz, for 500,000 shares of Algo Vision plc. In August 1999, as part of the transaction, we also purchased an additional 250,000 shares of Algo Vision plc for a purchase price of $2,500,000.

         In a series of transactions during February 2000, we sold the 750,000 shares of capital stock of Algo Vision plc for approximately $16.8 million in cash.

         TRANSACTION WITH JNC

         In June 1998, we issued a Series A 5% Convertible Debenture due June 19, 2001 to JNC Opportunity Fund Ltd. in the principal amount of $3.0 million. The Debenture was convertible into an indefinite number of shares of our common stock at a conversion price equal to the lesser of $13.45 and 87% of the average of the five lowest closing prices of our common stock on the Nasdaq National Market during the 15 trading days preceding the date of conversion. Under the terms of the debenture, JNC had the right to accelerate the payment of the debenture upon the occurrence of our acquisition of Petrini. In November 1999, we entered into a waiver and amendment agreement with JNC under which JNC agreed not to accelerate the debenture because of the Petrini acquisition. JNC also agreed to fix the number of shares of our common stock that were issuable upon conversion of the Debenture at 2,451,745 shares.

         In November, 1999, JNC converted $2,325,000 of the outstanding principal amount of the debenture, plus accrued interest, into a total of 1,872,982 shares of our common stock. At the time of this conversion, the amount converted, together with all previous conversions, equaled the maximum amount permitted to be converted under the debenture without stockholder approval under the rules of the Nasdaq Stock Market. The remaining $718,500 principal amount of the debenture outstanding was convertible into 578,763 shares of our common stock, but, under the terms of the debenture, the shares could not be issued to JNC without stockholder approval. In December 1999, we obtained stockholder approval for the issuance of the shares of common stock and JNC converted the remaining principal amount of the debenture, plus accrued interest, into 578,763 shares of our common stock. In addition, in December 1999, JNC converted the 2,000 shares of our Series B Convertible Preferred Stock into 198,255 shares of our common stock.

         JNC has agreed not to sell any of these shares of our common stock until June 29, 2000, subject to certain exceptions, including JNC's right to sell up to 1,325,000 shares of our common stock after March 29, 2000.

OUR DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the names, ages and positions of our executive officers and directors:

NAME                    AGE   POSITION
----                    ---   --------
Jacob Agam              44    Chairman of the Board and Chief Executive Officer
Carlo Petrini           66    Co-Chairman of the Board
Klaus Grissemann        56    Director and Chief Financial Officer
Lucio De Luca           49    Director and Chief Operating Officer
Marc S. Goldfarb (1)    36    Director
Erich Weber (1)         57    Director
Robert Weiss (1)        53    Director

----------------------------------
(1) Member of Audit Committee

         JACOB AGAM has served as our Co-Chairman of the Board since our organization in October 1996 and became our Chairman and our Chief Executive Officer in April 1998. Mr. Agam has served as the Chairman of the Board and Chief Executive Officer of Gruppo Spigadoro N.V., a Dutch holding company, since September 1998 and the Chairman of the Board of iEntertainment Network, Inc., a developer and publisher of proprietory Internet and on-line multi-player games, since August 1999. Mr. Agam is a founder and Chairman of Orida Capital Ltd. and Vertical Capital Ltd., each a merchant banking and venture capital firm since their inception in 1993, and the Chairman of Vertical Financial Holdings, a principal stockholder of Spigadoro, since 1995. Mr. Agam, in his capacity as Chairman of Orida, spends a portion of his business time providing services to companies other than Spigadoro. Orida provides services for Vertical pursuant to an agreement between Orida and Vertical. Mr. Agam received a law degree from Tel Aviv University in 1984 and an LLM degree in securities and Corporate finance from the University of Pennsylvania in 1986.

         CARLO PETRINI has served as Co-Chairman of the Board since February 2000 and has served as a director of Spigadoro since December 1999. Mr. Petrini is a direct descendant of the founder of Petrini, has worked for Petrini for 43 years and has served as its President since 1980. Mr. Petrini also co-founded the American-Italian Pasta Company, a United States pasta manufacturing and distribution company, which was sold in 1989. Mr. Petrini is also a board member of various Italian trade groups, industrial and food companies, as well as Banca d'Italia (Perugia).

         KLAUS GRISSEMANN has served as our Chief Financial Officer since our organization in October 1996 and has served as a director since December 1996. In 1989, Mr. Grissemann joined IAT AG, one of our subsidiaries, as Chief Financial officer and has served as a director of IAT AG, one of our subsidiaries, since 1993. From 1979 until 1988, Mr. Grissemann was Chief Financial Officer of Jaeger Le Coultre AG, a Swiss watch manufacturer. Mr. Grissemann graduated from Kantonale Handelsschule business school in Zurich.

         LUCIO DE LUCA has served as our Chief Operating Officer since December 1999. Mr. De Luca has over 24 years of experience in the food and manufacturing industry and has served as Chief Operating Officer of Petrini since 1998. From 1994 to 1998, Mr. De Luca was General Manager of several divisions of Averna Group, a large Italian industrial holding company. From 1990 to 1993, Mr. De Luca was President of Pepsi Cola Foods International Inc. Italy. From 1987 to 1989, he was Divisional Manager of Mars (Italy) and from 1978 to 1987, Mr. De Luca served in various capacities, including Marketing Director of Henkel (Italy), a large German chemical company. Mr. De Luca also served in London, England from 1974 to 1978, as General Manager of Compagnia Commerciale Meridionale, an Italian import-export company.

         MARC S. GOLDFARB has served as a director of Spigadoro since September 1999. Since August 1998, Mr. Goldfarb has been the President and Managing Director of Orida Capital USA, Inc., a consulting firm that is the U.S. representative of the Vertical Group, a global merchant banking firm, and an affiliate of Orida Capital Ltd. Prior to joining Orida Capital, Mr. Goldfarb was a corporate and securities attorney for over 10 years, most recently as a partner at Bachner, Tally & Polevoy LLP in New York, where he specialized in corporate finance, venture capital and mergers and acquisitions. Mr. Goldfarb holds a B.S. degree in Management and Industrial Relations from Cornell University and a J.D. from the University of Pennsylvania Law School.

         DR. ERICH WEBER has served as a director of Spigadoro since June 1998. Dr. Weber's expertise is in information automation. Dr. Weber has served in several management positions at Revi Informatik, a data processing consulting company, since 1992 following ten years as a partner and manager of electronic data processing consulting of Revisuisse Price Waterhouse, Zurich. Prior thereto, he was a department manager of infomatics for Migros Genossenschaftsbund and Alusuisse, a producer of aluminum products. Dr. Weber earned his doctorate in Economic Science from the University of Zurich in 1970.

         ROBERT WEISS has served as a director of Spigadoro since June 1998. In 1980, Mr. Weiss founded Robert Weiss Consulting, an independent electrical engineering consulting company, and has served as its President since 1980. Previously, he served nine years as a consultant to Alusuisse, a producer of aluminum products, in its headquarters and department of research and development. Mr. Weiss received a degree in Chemistry from Technical College Winterthur in 1970.

         All directors hold office unit the next annual meeting of stockholders or until their successors are elected and qualified; vacancies and any additional positions created by board action are filled by action of the existing Board of Directors. All officers serve at the discretion of the Board of Directors.

RISK FACTORS

         The following factors should be reviewed carefully, in conjunction with the other information in this prospectus and our consolidated financial statements. These factors could cause actual results to differ materially from those currently anticipated and contained in forward-looking statements made in this prospectus and presented elsewhere by our management from time to time. See "--This prospectus contains forward looking statements which may not prove to be accurate or complete."

         COMPANY RISKS

WE HAVE CHANGED OUR PRINCIPAL BUSINESS AND WE MAY NOT BE SUCCESSFUL OPERATING A NEW BUSINESS.

         Prior to our acquisition of Petrini, our sole business has been the marketing and distribution of personal computers and personal computer components, peripherals and software. The production and marketing of animal feed and pasta and flour products is a new business for us and our management group has limited experience operating this type of business. Although we have retained the management personnel of Petrini, we cannot assure that we will be able to continue to retain such individuals or that our management team will be successful in managing this new business. If we are unable to successfully operate this new business, our business and operating results will be materially impaired.

IF WE DO NOT SUCCESSFULLY SELL OUR EXISTING COMPUTER BUSINESS, THE COMBINED COMPANY MAY BE ADVERSELY AFFECTED.

         We sold the FSE entities at a loss. We intend to sell our remaining computer business. However, in the event we are unable to sell our computer business, we would be subject to various risks relating to the operation of two significantly different businesses including:

         o the possibility that the business cultures of the two businesses may not mesh;

         o the possibility that management may be distracted from regular business concerns by the need to integrate operations or operate the businesses separately;

         o        difficulty in obtaining additional financing;

         o        problems in retaining employees;

         o        challenges in retaining customers;

         o        potential adverse effects on operating results; and

         o unanticipated costs relating to the operation of each of the businesses.

         If we are unable to sell our remaining computer business and discontinue these operations, we may incur costs and expenses relating to the discontinuation of operations, the termination of some of our employees and the termination of certain contracts, including our leases. These costs could reduce our available cash and our profitability and could adversely affect our business and operating results.

         We have commenced discussions relating to the sale of this business. However, we have no agreements or arrangements for the sale of our remaining computer business. We cannot assure that we will be able to sell this business on terms favorable to us or at all or that there will not be substantial unanticipated costs associated with such sale.

VERTICAL FINANCIAL HOLDINGS AND AFFILIATED ENTITIES CONTROL SPIGADORO.

         As of March 27, 2000, Vertical Financial Holdings and entities affiliated with Vertical Financial Holdings had the ability to vote or direct the vote of approximately 59.3% of our outstanding common stock and will control the actions that require stockholder approval, including:

         o        the election of our directors; and

         o the outcome of mergers, sales of assets or other corporate transactions or matters submitted for stockholder approval.

Jacob Agam, our Chairman of the Board and Chief Executive Officer, is also the Chairman of the Board of Gruppo Spigadoro, N.V. and Vertical Financial Holdings and some of its affiliated entities. Entities affiliated with Vertical Financial Holdings have the power to vote approximately 90% of the shares of our common stock owned by Gruppo Spigadoro. Gruppo Spigadoro or its assignee also has the right to nominate up to a majority of the members for election to our Board of Directors so long as Gruppo Spigadoro, its affiliates and Carlo Petrini, one of our directors, continue to own, in the aggregate, a specified number of our securities.

BECAUSE WE ARE A HOLDING COMPANY, OUR ABILITY REPAY OUR INDEBTEDNESS WILL DEPEND UPON THE LEVEL OF OUR CASH RESERVES AND, THE DISTRIBUTION OF FUNDS FROM OUR OPERATING SUBSIDIARIES.

         We are a holding company and substantially all of our operating results will be derived from the operations of our operating subsidiaries and other businesses that we may acquire in the future. In connection with the Petrini acquisition, we assumed approximately $20 million of short term indebtedness, approximately $12.5 million of which is convertible into shares of our common stock. All of the assumed indebtedness will become payable during 2000. We have repaid approximately $2.2 million of such indebtedness since December 1999. Our ability to repay this indebtedness will depend on the level of our cash reserves, including any proceeds from the sale of our personal computer business, and the operating results of our operating subsidiaries and the distribution of sufficient funds from these subsidiaries to us. The ability of our operating subsidiaries to make such funds available to us may be restricted by the terms of their indebtedness and by applicable law. If our available working capital, together with any distributions from our subsidiaries, are not sufficient to enable us to repay our indebtedness, we will be required to obtain additional debt or equity financing for the repayment of this debt. One of the promissory notes issued by us in the Petrini acquisition is denominated and payable in Lire in the principal amount of 12.05 billion Lire or approximately $6.3 million. Although the maximum amount payable by us under this note is capped at $7.0 million, the amount to be paid by us under this note is subject to fluctuations in the value of the Lire against the U.S. Dollar.

OUR SUBSTANTIAL DEBT MAY ADVERSELY AFFECT OUR ABILITY TO OBTAIN ADDITIONAL FUNDS AND INCREASES OUR VULNERABILITY TO ECONOMIC OR BUSINESS DOWNTURNS.

         Our indebtedness as of December 31, 1999, aggregated approximately $46.4 million. Accordingly, we are subject to the risks associated with substantial indebtedness, including:

         o we have less funds available for operations, future business opportunities and other purposes;

         o our ability to obtain additional financing to repay our debt and for acquisitions, working capital, capital expenditures, general corporate or other purposes may be impaired;

         o it may be more difficult and expensive to obtain additional funds, if available at all;

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

         A portion of our debt is secured by our assets. If we default under the debt instruments secured by our assets, such assets would be available to the creditor to satisfy our obligations to the creditor before any payment could be made to our stockholders.

WE EXPERIENCE FLUCTUATIONS IN OUR OPERATING RESULTS WHICH MAY CAUSE OUR STOCK PRICE TO FLUCTUATE.

         Our results of operations have fluctuated significantly in recent years and may continue to fluctuate in the future. In 1999, Petrini's net sales decreased by approximately 1.8% as compared to 1998. In 1998, Petrini's net sales decreased by approximately 9.7% as compared to 1997. In 1997, Petrini's net sales decreased by approximately 7.9% as compared to 1996. A number of factors have caused and may continue to cause these fluctuations, including:

         o        price fluctuations for raw materials;

         o        demand for our products;

         o        increased marketing costs;

         o        pricing and competition;

         o        the timing and scope of new customer and new product volumes;

         o        plant expansion or consolidation and equipment upgrade costs;
                  and

         o        general economic conditions.

         Any of these factors may adversely affect our business and financial condition. Our results of operations for any past or interim periods may not be indicative of our future performance.

OUR OPERATING RESULTS WILL BE ADVERSELY AFFECTED BY CHARGES FROM ACQUISITIONS.

         Because we plan to grow our business through acquisitions, we will likely incur significant non-cash charges for depreciation and amortization as we acquire additional businesses. These charges will adversely affect our results of operations and may result in decreased net income or increased net loss. In connection with our acquisition of Petrini, we incurred approximately $5.2 million of goodwill. We will amortize this goodwill over 20 years, which will cause us to record in our financial statements an annual non-cash charge of approximately $260,000. We will also incur increased interest expense if we finance new acquisitions through borrowings.

OUR STRATEGY OF ACQUIRING OTHER COMPANIES FOR GROWTH MAY NOT SUCCEED AND MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOWS.

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

         We cannot predict whether:

         o        we will be able to identify suitable acquisition candidates;

         o we will be able to acquire additional businesses on terms favorable to us or at all;

         o we will be able to successfully integrate into our business the operations of any new businesses;

         o we will realize any anticipated benefits of completed acquisitions; or

         o there will be substantial unanticipated costs associated with new acquisitions.

         Because expansion of our operations will likely be predominately in international markets, acquisitions could also involve risks relating to operating in other foreign countries, including those relating to:

         o        management of remote operations;

         o        cultural incompatibilities;

         o        currency exchange rates; and

         o        additional legal, tax, accounting and regulatory requirements.

         The failure to manage growth effectively may adversely affect our business and financial condition. We are evaluating, and are in preliminary discussions in connection with, the potential acquisition of assets or equity of businesses related to our business. However, we have no agreements or arrangements with respect to any particular acquisitions and we may not be able to complete any additional acquisitions on terms favorable to us or at all. If we are unable to acquire additional businesses, our growth may be reduced.

         We intend to issue our securities in connection with future acquisitions. If businesses we want to acquire will not accept our securities as payment of all or a portion of the purchase price, we may be unable to make additional acquisitions, except through the use of cash.

IF WE DO NOT OBTAIN SUFFICIENT ADDITIONAL FUNDS OUR ABILITY TO GROW THROUGH ACQUISITIONS MAY BE LIMITED.

         We will likely require additional funds for acquisitions and integration and management of acquired businesses. We have no commitments or arrangements for any additional funds. We cannot predict whether additional funds will be available on terms acceptable to us or at all. If we cannot obtain funds when required, the growth of our business may be adversely affected which could materially adversely affect our financial condition. If we issue our securities to obtain additional funds, or in our acquisitions, our existing stockholders will experience dilution.

THE LOSS OF OUR KEY PERSONNEL MAY ADVERSELY AFFECT OUR BUSINESS.

         Because we have a limited number of management personnel, we are dependent on our executive officers, including Jacob Agam, our Chairman of the Board and Chief Executive Officer, and Lucio De Luca, our Chief Operating Officer, as well as other principal members of our management team and the management team at Petrini. Mr. Agam provides services to us on a part-time basis. We cannot assure that any of our management personnel, including Mr. Agam and Mr. De Luca, will continue to devote sufficient time to our business. The loss of services of, or a material reduction in the amount of time devoted to our business by these individuals could adversely affect our business and financial condition. Competition for qualified executive officers is intense. In addition, if we are unable to attract, retain and motivate other highly skilled employees, our business, prospects and financial condition could be materially adversely affected.

BECAUSE THE SELLER OF PETRINI IS A HOLDING COMPANY, OUR ABILITY TO RECOVER FOR AN INDEMNIFICATION CLAIM UNDER THE STOCK PURCHASE AGREEMENT MAY BE LIMITED.

         Gruppo Spigadoro, the seller of Petrini, is a holding company whose assets consist primarily of the shares of our common stock issued to it in the acquisition. Gruppo Spigadoro is not restricted from distributing such shares to its stockholders. If a claim for indemnification arises out of the stock purchase agreement and Gruppo Spigadoro has transferred such shares to its stockholders, Gruppo Spigadoro may not have sufficient assets to pay a claim for indemnification. In addition, we may not be able to pursue claims against those stockholders. As a result, a misrepresentation by Gruppo Spigadoro in the stock purchase agreement may result in a material loss to us.

         INDUSTRY RISKS

INTENSE COMPETITION IN THE PASTA AND ANIMAL FEED INDUSTRIES MAY ADVERSELY AFFECT OUR OPERATING RESULTS.

         We operate in a highly competitive environment and compete with numerous well established national, regional and foreign companies, as well as many smaller companies in:

         o the production, marketing and distribution of animal feed and pasta and flour products;

         o        the procurement of raw materials;

         o the development and improvement of animal feed and the design of optimal animal nutrition and genetic breeding programs; and

         o the development, improvement and expansion of pasta and flour products and product lines.

         As compared to us, many of our competitors have:

         o significantly longer operating histories and broader product lines;

         o        significantly greater brand recognition; and

         o greater production capacity and financial, management and other resources.

         As a result, our competitors may be able to:

         o adapt more quickly to new or emerging production technologies and product development;

         o adapt more quickly to changing market conditions and customer preferences;

         o devote greater resources to the promotion and sale of their products; and

         o        respond more effectively to competitive pressures.

         Our competitive environment depends to a significant extent on the industry capacity relative to demand for pasta and animal feed products. We believe that the worldwide pasta and animal feed industries have significant excess production capacity. This excess capacity has given rise to intense competition for sales, often focused on product pricing. A variety of discount programs are used by industry participants to obtain market share. The effect of such competition has been to put pressure on profit margins and to involve us in vigorous competition to obtain and retain product customers. Significant industry capacity levels above demand for pasta and animal feed products may materially adversely affect our business and financial condition.

         Our direct competitors in our pasta business include Barilla, the industry leader in Italy, as well as approximately 45 other Italian pasta producers. In the United States, we also compete with:

         o        Large United States based multi-national companies such as:

                  o New World Pasta with brands such as San Giorgio (Registered Trademark) and Ronzoni(Registered Trademark); and

                  o Borden, Inc. with brands such as Prince(Registered Trademark) and Creamette(Registered Trademark); and

         o        Regional U.S. producers of retail and institutional pasta.

         The animal feed industry is highly fragmented, with the bulk of the industry consisting of national and regional competitors, including cooperatives. We believe our largest competitors in Italy are:

         o in Northern Italy: Purina Italia S.p.A., Raggio di Sole Mangimi S.p.A. and Veronesi Finaziaria S.p.A.; and

         o        in Central-Southern Italy: Progeo S.c.a.r.l., F. lli Martini &
                  C. S.p.A. and Mignini S.p.A.

         However, as animal breeders become larger they tend to integrate their business by acquiring or constructing feed production facilities. As a result, the available market for commercial feed may become smaller and competition may increase, which could materially adversely affect our business and financial condition.

OUR FINANCIAL RESULTS MAY BE AFFECTED BY INCREASES IN THE COSTS OF RAW MATERIALS AND PACKAGING.

Our financial results depend to a large extent on the cost of raw materials and packaging and our ability to pass along to our customers increases in these costs. Historically, market prices for commodity grains and food stocks have fluctuated in response to a number of factors, including:

         o        change in the agricultural policies of the European Community;

         o        changes in United States government farm support programs;

         o        changes in international agricultural and trading policies;

         o        weather conditions during the growing and harvesting seasons;

         o        level of international stocks in storage;

         o        currency fluctuations;

         o        shipping costs;

         o        speculations on commodities; and

         o        other factors over which we have no control.

         Lower prices for durum wheat and the resulting semolina, when combined with excess production capacity, has placed downward pressure on pasta prices and has intensified competition in the pasta industry. In the event costs for raw materials increase, we would be required to increase sales prices for our products in order to avoid margin deterioration. However, because there is significant competition in the pasta and animal feed industries in Italy, we may not be able to increase prices without losing market share. If we are unable to increase prices in response to increased raw material costs, our business and financial condition may be materially adversely affected.

OUR BUSINESS MAY BE ADVERSELY AFFECTED BY, AND WE MAY BE SUBJECT TO LEGAL LIABILITY FOR, DEFECTS IN OUR PRODUCTS.

         The sale of food products for human consumption involves the risk of injury to consumers and, to a lesser extent, the sale of animal feed products involves the risk of injury to animals as a result of:

         o        tampering by unauthorized third parties;

         o        product contamination or spoilage;

         o the presence of foreign objects, substances, chemicals, and other agents; or

         o residues introduced during the growing, storage, handling or transportation phases.

         We cannot assure that consumption of our products will not cause a health-related illness in the future or that it will not be subject to claims or lawsuits relating to such matters. There can be no assurance that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage.

WE ARE DEPENDENT UPON INDEPENDENT AGENTS AND DISTRIBUTORS TO MARKET OUR
PRODUCTS.

         We market and distribute a substantial portion of our products through a network of independent agents and distributors and the loss of certain key agents or distributors could adversely affect our business. In addition to our products, the independent agents and distributors selling our products typically sell other food products manufactured by third parties. The performance of our agents and distributors is outside our control and we cannot predict whether such agents and distributors will continue to market our products. If we are unable to attract, retain and motivate other highly skilled agents and distributors, our business could be materially adversely affected. In addition, our arrangements with several of our agents are governed by a national collective labor agreement. If we terminate any of these relationships, we would be required to pay an indemnity which could, in the aggregate, be material to our business.

OUR BUSINESS MAY BE ADVERSELY AFFECTED BY OUR DEPENDENCE UPON OUR SUPPLIERS.

         We require a high volume of raw materials to produce our products Our inability to obtain these raw materials in a timely manner could adversely affect our business and financial condition. We do not have any long term contracts with our suppliers. The availability of such raw materials is affected by factors such as:

         o        demand for raw materials, including durum wheat;

         o        weather conditions during the growing and harvesting seasons;
                  and

         o political and economic downturns in the countries in which such suppliers are located.

OUR BUSINESS MAY BE ADVERSELY AFFECTED BY THE POTENTIAL RELOCATION OF OUR LARGEST PRODUCTION FACILITY.

         Our largest plant for the production of animal feed and our only plant for the production of pasta and flour may need to be relocated due to a rezoning of the land on which these plants are located. These plants are located on land owned by us in Bastia Umbra in a region of Italy called Regione Umbria. In 1996, the municipality of Bastia Umbra initiated a rezoning proceeding to reclassify this land as residential and public park space. The municipality has since finalized its rezoning plan, which is now being considered by the government of the Regione Umbria which must also approve the plan before it can become effective. Unless the Regione Umbria amends the rezoning plan or we are able to appeal the decision, we will be required to:

         o        terminate operations at this plant;

         o        possibly terminate the employees who work at this plant; and

         o        relocate these operations to a new location.

         Although we do not expect a decision to be finalized in the near future and would be compensated for the fair value of the property, relocation of these operations to a new location could materially and adversely affect our business operations and financial condition as a result of:

         o        operational problems;

         o        production interruptions;

         o        quality control concerns;

         o        delays in shipments; and

         o costs and other risks associated with the relocation of these operations and the possible hiring of new employees.

WE ARE DEPENDENT UPON THIRD PARTIES FOR THE DELIVERY OF OUR RAW MATERIALS AND PRODUCTS.

         Our raw materials, including durum wheat and commercialized products, are shipped to our production facilities from different collection centers by third parties. Our finished products are then transported by third parties to our customers in Italy and elsewhere. An extended interruption in our ability to ship raw materials to our facilities, or finished products from our facilities, could adversely affect our business and our financial condition. If we were to experience an interruption due to strike, natural disasters or otherwise, we may not be successful in transporting such materials or finished products in a timely and cost-effective manner.

OUR BUSINESS MAY BE ADVERSELY AFFECTED BY AN INABILITY TO SUCCESSFULLY MANAGE OUR PRODUCTION AND INVENTORY.

         Most of our customers use inventory management systems which track sales of particular products and rely on reorders being rapidly filled by suppliers to meet consumer demand rather than on large inventories being maintained by these customers. These systems increase pressure on us to fill orders promptly and thereby shift a portion of the customer's inventory management cost to us. Our production of excess inventory to meet anticipated retailer demand could result in markdowns and increased inventory carrying costs for us. In addition, if we underestimate the demand for our products, we may be unable to provide adequate supplies of products to retailers in a timely fashion, and may consequently lose sales.

OUR BUSINESS MAY BE ADVERSELY AFFECTED BY OUR LIMITED PROPRIETARY RIGHTS OR BY LEGAL ACTIONS TO ENFORCE OR DEFEND OUR PROPRIETARY RIGHTS.

         We hold trademarks that are of fundamental value and importance for our business. Although these trademarks have been registered in Italy and certain other countries in which our products are sold, we may not be able to prevent misappropriation of our trademarks or protect our other intellectual property.

         The laws of some foreign countries where we sell our products may not protect our proprietary rights to the same extent as do laws in the United States. Our inability to protect our proprietary rights could materially adversely affect our operations which may adversely affect our financial condition. Litigation also may be necessary to:

         o        enforce our intellectual property rights;

         o        protect our trademarks and other proprietary rights;

         o determine the scope and validity of such intellectual property rights; and

         o defend claims of infringement of other parties' proprietary rights.

         Litigation may not be successful, could result in substantial costs and diversion of management time and resources and could materially adversely affect our operations and our financial condition.

         In the event a third party brings an infringement claim against us, such party could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief. This relief could effectively block our ability to make, use, sell, distribute or market our products. If we fail to obtain a necessary license or other right to proprietary rights held by third parties, it could preclude the sale, manufacture or distribution of our products and could materially adversely affect our financial condition.

OUR OPERATIONS ARE SUBJECT TO GOVERNMENT REGULATIONS.

         Many aspects of our operations are subject to government regulations in Italy and the other countries within which we operate. Such regulations include those relating to:

         o the production, packaging, labeling and marketing of our products;

         o        price controls;

         o        currency conversion and repatriation;

         o significant taxation of our earnings and earnings of our personnel;

         o manufacturing, environmental, safety and other regulations relating to our operations and the industries in which we operate;

         o        restrictive labor policies; and

         o        our use of local employees and suppliers.

         Our operations are also subject to the risk of changes in international, national, foreign and local laws and policies that may impose restrictions on us, including trade restrictions, that could have a material adverse effect on our operations and financial condition. Other types of government regulation which could, if enacted or implemented, materially and adversely affect our business include:

         o        expropriation or nationalization decrees;

         o        confiscatory tax systems;

         o primary or secondary boycotts or embargoes directed at specific countries or companies;

         o        import restrictions or other trade barriers;

         o        mandatory sourcing rules; and

         o        high labor rate and fuel price regulation.

We cannot determine to what extent our future operations and earnings may be affected by new legislation, new regulations or changes in or new interpretations of existing regulations.

         RISKS RELATING TO FOREIGN OPERATIONS

OUR BUSINESS MAY BE ADVERSELY AFFECTED BY RISKS ASSOCIATED WITH FOREIGN OPERATIONS.

         Substantially all of our revenues are generated from operations in Italy and, to a lesser extent, in 45 countries throughout the world. Conducting an international business inherently involves a number of difficulties and risks, such as:

         o        currency fluctuations;

         o        export restrictions;

         o        compliance with existing and changing regulatory requirements;

         o        tariffs and other trade barriers;

         o difficulties in staffing and managing international operations;

         o        cultural issues;

         o        longer payment cycles;

         o        problems in collecting accounts receivable;

         o        political instability and economic downturns;

         o seasonal reductions in business activity in Europe during the summer months; and

         o        potentially adverse tax consequences.

         Any of these factors may materially adversely affect our business and financial condition.

WE ARE SUBJECT TO A NUMBER OF REGULATORY AND CONTRACTUAL RESTRICTIONS GOVERNING OUR RELATIONS WITH OUR EMPLOYEES.

         We are subject to a number of regulatory and contractual restrictions governing our relations with our employees, including our management. Our employment relations in Italy are governed by numerous regulatory and contractual requirements, including:

         o        national collective labor agreements; and

         o        individual employer labor agreements.

         These arrangements address a number of specific issues affecting our working conditions, including:

         o        hiring;

         o        work time;

         o        wages and benefits; and

         o        termination of employment.

         We will be required to make extraordinary or significant payments in order to comply with these requirements. The cost of complying with these requirements may materially adversely affect our business and financial condition. In addition, our arrangements with several of our agents who market our products are governed by a national collective labor agreement. In the event we were to terminate any of these relations, we would be required to pay an indemnity which could, in the aggregate, materially adversely affect our business and financial condition.

OUR RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED BY FOREIGN CURRENCY FLUCTUATIONS AND TRANSITION TO THE EURO.

         Historically, a substantial portion of our revenues has been denominated in the Italian Lire. Our results of operations are subject to fluctuations in the value of the Italian Lire, and will be subject to fluctuations in the value of the Euro against the U.S. Dollar and other currencies. Accordingly, fluctuations in exchange rates could materially adversely affect our business and financial condition.

         On January 1, 1999, certain members of the European Union, including Italy, introduced a single currency, the Euro. During the transition period ending January 1, 2002, European Monetary Union (EMU) countries will have the option of settling transactions in local currencies or in the Euro. We have not yet determined when we intend to convert to the Euro. The conversion to the Euro will result in increased costs to us related to updating operating systems, review of the effect of the Euro on our contracts and updating catalogues and sales materials for our products. In addition, adoption of the Euro will limit the ability of an individual EMU country to manage fluctuations in the business cycles through monetary policy.

INVESTORS MAY NOT BE ABLE TO ENFORCE JUDGMENTS AGAINST US OR OUR OFFICERS AND DIRECTORS.

         Although we are organized under the laws of the State of Delaware, we are primarily a holding company which primarily holds stock in entities outside the United States and a substantial portion of our assets are located outside the United States. In addition, six of our seven directors and all of our executive officers are residents of foreign countries and all or a substantial portion of the assets of such directors and officers is located outside of the United States. As a result, it may not be possible for investors to:

         o effect service of process upon most of our directors and officers; or

         o enforce judgments of U.S. courts predicated upon the civil liability provisions of U.S. laws against our directors' and officers' assets.

         The market price of our common stock may be adversely affected by the difficulty for investors to enforce judgments of U.S. courts.

         STOCK AND MARKET RISKS

OUR STOCK MAY BE DELISTED FROM THE AMERICAN STOCK EXCHANGE IF WE DO NOT MEET THE CONTINUED LISTING CRITERIA.

         We will be subject to the continued listing requirements of The American Stock Exchange and if we are unable to satisfy any of these requirements, our stock may be delisted from The American Stock Exchange. If our stock is delisted from The American Stock Exchange, the liquidity of our stock could be impaired, not only in the number of securities which could be bought and sold, but also through delays in the timing of transactions, reduction in coverage by security analysts and the news media and lower prices for our common stock than might otherwise be attained.

WE DO NOT INTEND TO PAY DIVIDENDS TO OUR STOCKHOLDERS.

         We have not paid any cash dividends on our common stock and do not expect to do so in the foreseeable future.

FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD ADVERSELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE NEW FUNDS.

         Sales of shares of stock by existing stockholders could have an adverse effect on our stock price. As of March 27, 2000, we had 60,892,099 shares of common stock outstanding, of which approximately 7,700,000 shares are eligible for sale without restriction. The remaining shares are subject to the resale provisions of Rule 144 and Rule 145 under the Securities Act of 1933. We have registered for resale of 4,892,480 shares of common stock and we intend to register for resale the 48,366,530 shares of our common stock issued in the Petrini acquisition. As a result, the market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market or the perception that substantial sales could occur.

ADDITIONAL SHARES OF OUR COMMON STOCK MAY BE ISSUED IF OPTIONS OR WARRANTS ARE EXERCISED OR OUR CONVERTIBLE PROMISSORY NOTES ARE CONVERTED, CAUSING DILUTION TO OUR STOCKHOLDERS.

         As of March 27, 2000, we had outstanding:

         o warrants to purchase an aggregate of approximately 2,800,000 shares of common stock at exercise prices ranging from $3.00 to $13.25;

         o options to purchase approximately 1,450,000 shares of our common stock; and

         o convertible promissory notes which are convertible into approximately 5,000,000 shares of our common stock at the conversion price of $2.50. We cannot predict the actual number of shares of our stock that may be issued upon conversion of the notes, which depends on:

              o the conversion price in effect from time to time during the term of the promissory notes; and

              o        timing of any conversion.

         The existence of these securities may adversely affect us or our stockholders for many reasons, including:

         o the market price of our stock may be adversely affected by the existence of convertible securities;

         o if any of these securities are exercised, the value of the stock held by our stockholders will be diluted if the value of such stock immediately prior to the exercise of such securities exceeds the exercise price;

         o these securities give the holders the opportunity, at nominal cost, to profit from a rise in the market price of our stock; and

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

ANTI-TAKEOVER PROVISIONS MAY ADVERSELY AFFECT OUR STOCKHOLDERS.

         We are subject to a Delaware statute regulating business combinations that could discourage, hinder or preclude an unsolicited acquisition of us and could make it less likely that stockholders receive a premium for their shares as a result of any such attempt. In addition, our Board of Directors may issue, without stockholder approval, shares of preferred stock. The preferred stock could have voting, liquidation, dividend or other rights superior to those of the common stock. Therefore, if we issue preferred stock, your rights as a common stockholder may be adversely affected. These factors could depress our stock price.

ITEM 2.  PROPERTIES

         Our principal offices and facilities, owned or leased, and their current uses are described in the following table:

PLANT                 FACILITY SIZE                             CAPACITY                ANNUAL        OWNED
LOCATION              (SQ Ft.)           USE                    TON/DAY                 RENT          OR LEASED
--------              --------           ---                    -------                 ----          ---------
Bastia Umbra          1,355,725          Corporate                                      --            Owned
(Perugia)                                headquarters
Bastia Umbra                             Mill                   335/tons                --            Owned
(Perugia)
Bastia Umbra                             Pasta plant            130/tons                --            Owned
(Perugia)
Bastia Umbra                             Animal feed plant      800/tons                --            Owned
(Perugia)
Padua                 322,917            Animal feed plant      390/tons                --            Owned
Naples                416,563            Animal feed plant      225/tons                --            Owned
Alessandria           348,643            Animal feed plant      150/tons                --            Owned
Bari                  215,633            Animal feed plant      130/tons                --            Owned
Cagliari              55,570             Animal feed plant      120/tons                --            Owned
Catania               80,586             Animal feed plant      80/tons                 --            Owned
Other Locations
Genetic Centre        Cannara            Pig breeding plant     500/sows in             --            Owned (1)
                                                                production
Pig Finishing Plant   Magione            Pig finishing plant    500/hogs in             --            Leased (2)
                                                                production

----------
(1)      Leased to third parties since October 1, 1999

(2)      Subleased to third parties since October 10, 1999

         Our largest plant for the production of both animal feed and pasta and flour products is located in Bastia Umbra, near Perugia. The municipality of Bastia has initiated a rezoning proceeding with respect to the land upon which our plant is located. The rezoning proceeding envisions the total demolition of existing buildings and re-classifying the land as residential and public park space. In the event that the rezoning is implemented, we will be required to relocate our entire plant from its current location in Bastia Umbra.

         Although we do not expect a decision to be finalized in the near future and would be compensated for the fair value of the property, relocation of these operations to a new location could materially and adversely affect our business operations and financial condition as a result of:

         o        operational problems;

         o        production interruptions;

         o        quality control concerns;

         o        delays in shipments; and

         o costs and other risks associated with the relocation of these operations and the possible hiring of new employees.

         We have undertaken a study of possible relocation alternatives, which include both the subsidized construction or acquisition of another plant. As a result of such study, we believe that some of the adverse consequences arising out of a need to move our plant from Bastia Umbra can be mitigated.

         We also:

         o lease approximately 4,600 square feet of office space in New York, New York from an affiliate of our Chairman and Chief Executive Officer. This lease terminates in January 2002 and has annual rental cost of approximately $230,000, which amount includes administrative and office services; and

         o lease approximately 860 square meters of space in Erding, Germany. This lease terminates in March 2003 and has annual rental costs of approximately $40,000.

         We believe that these facilities are suitable for our current and anticipated need. We believe that, if necessary, we can obtain additional leased space and renew our existing leases at similar rates.

ITEM 3.  LEGAL PROCEEDINGS

         We are a party to numerous legal proceedings incidental to the conduct of our business, none of which individually or in the aggregate is material to our financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a special stockholders meeting held on December 22, 1999, the following matters were approved:

         o issuance of up to 48,366,530 shares of our common stock in connection with our acquisition of all of the outstanding shares of capital stock of Petrini;

         o the amendment to our Amended and Restated Certificate of Incorporation to increase the authorized number of shares of our common stock that we are authorized to issue from 50 million shares to 100 million shares;

         o the amendment of our Amended and Restated Certificate of Incorporation to change our name from IAT Multimedia, Inc. to Spigadoro, Inc.;

         o        our 1999 Stock Option Plan; and

         o the issuance of 578,763 shares of our common stock in connection with the conversion of our outstanding convertible debenture. See "Business-Recent Transactions."

The respective vote tabulations are detailed below:

Proposal 1                        For           Withhold        Abstain
--------                         -----          --------        -------

Issuance of 48,366,530            5,920,261     51,320          700
shares of our common
stock in the Petrini
acquisition

Proposal 2                        For           Against        Abstain
--------                         -----          -------        -------

Amendment to our                  5,952,761     19,020         500
Amended and Restated
Certificate of Incorporation
to increase our authorized
capital

Proposal 3                        For           Against        Abstain
--------                         -----          -------        -------

Amendment to our                  5,961,361     10,120         800
Amended and Restated
Certificate of Incorporation
to change our name from
IAT Multimedia, Inc. to
Spigadoro, Inc.

Proposal 4                        For           Against        Abstain
--------                         -----          -------        -------

Approval of our 1999              5,905,851     47,800         18,630
Stock Option Plan

Proposal 5                        For           Against        Abstain
--------                         -----          -------        -------

Issuance of shares of our        4,039,838      50,500         1,881,943
common stock upon the
conversion of our
outstanding convertible debenture


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock began trading on the Nasdaq National Market on March 26, 1997 and was quoted for trading under the symbol "IATA." Prior to that date, there was no public market for our common stock. On January 18, 2000, our stock began trading on the American Stock Exchange and is quoted for trading under the symbol "SRO." The following table sets forth the range of high and low closing sales prices per share for our common stock on the Nasdaq National Market for the periods indicated.

FISCAL YEAR ENDED DECEMBER 31, 1999:                   High         Low
     October 1, 1999 through December 31, 1999        $3 5/8      $1 5/8
     July 1, 1999 through September 30, 1999           4           2 3/16
     April 1, 1999 through June 30, 1999               5 5/8       3 1/8
     January 1, 1999 through March 31, 1999            9 1/4       4 3/4

FISCAL YEAR ENDED DECEMBER 31, 1998:                    High          Low
     October 1, 1998 through December 31, 1998         $6 3/4       $3 9/16
     July 1, 1998 through September 30, 1998           11 3/4        4 3/16
     April 1, 1998 through June 30, 1998               12 5/8        4 3/16
     January 1, 1998 through March 31, 1998             6 9/16       4 1/8

         On March 27, 2000, the closing price of our common stock on the American Stock Exchange was $2 1/8 per share. As of March 27, 2000, there were approximately 55 record holders and we believe that the number of beneficial owners of our common stock exceeds 700.

DIVIDEND POLICY

         We have never paid cash dividends on our common stock and do not anticipate or intend paying cash dividends in the foreseeable future on our common stock.

CHANGES IN SECURITIES AND USE OF PROCEEDS

         We did not issue any equity securities during the quarter ended December 31, 1999 which were not registered under the Securities Act of 1933, as amended, except that:

         o In September 1999, we granted options to purchase an aggregate of 200,000 shares of our common stock to our directors and executive officers, which options are immediately exercisable, at $1.875, the fair market value of our common stock on the date of grant;

         o In connection with the acquisition of Petrini in December 1999, we issued:

                  o a convertible promissory note to Gruppo Spigadoro in the principal amount of approximately $6.3 million, which note accrues interest at a rate of 5% per annum and matures upon the earlier of (i) the completion of a public offering by us in which we realize at least $20 million of net proceeds or (ii) December 31, 2000. The note is convertible at any time at our option into shares of common stock at a conversion price equal to the greater of $2.50 or 85% of the average closing price of our common stock for the five trading days prior to the notice of conversion. We repaid $1.2 million of the principal amount of such note since December 1999;

                  o a non-interest bearing promissory note to Carlo Petrini, our Co-chairman, in the principal amount of $1.0 million, which note was repaid in March, 2000;

                  o a non-interest bearing promissory note to Mr. Petrini in the principal amount of 12.05 billion Lire or approximately $6.3 million, which note matures on June 30, 2000. The note will be repaid in Lire, but the maximum amount payable under the note will not exceed the U.S. Dollar equivalent of $7.0 million; and

                  o a non-interest bearing convertible promissory note to Mr. Petrini in the principal amount of approximately $6.2 million, which note matures on December 31, 2000. The note is convertible at any time at Mr. Petrini's option into shares of Common Stock at a conversion price equal to the greater of $2.50 or 85% of the average closing price of the Common Stock for the five trading days prior to the notice of conversion;

         o In November 1999, we issued 1,872,982 shares of our common stock to JNC Opportunity Fund Ltd. upon the conversion of $2,325,000 of the principal amount of our 5% Convertible Debenture, plus accrued interest on the principal amount converted;

         o In December 1999, we issued 578,763 shares of our common stock to JNC upon the conversion of the remaining principal amount of our 5% Convertible Debenture, plus accrued interest on the principal amount converted;

         o In December 1999, we issued 198,255 shares of our common stock to JNC upon the conversion of the 2,000 shares of our Series B Preferred Stock owned by JNC; and

         o In December 1999, we granted options to purchase an aggregate of 400,000 shares of our common stock to two of our officers, which options vest over a period of four years, at $2.75, the fair market value of our common stock on the date of grant.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data presented below summarizes certain financial data which has been derived from and should be read together with the more detailed consolidated financial statements of Spigadoro, Inc. and the notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                              YEAR ENDED DECEMBER 31,
                        ----------------------------------------------------------------------------------------------
                              1995            1996            1997           1998            1999           1999
                              ----            ----            ----           ----            ----           ----
                                                                                                              (IN
                                           (IN MILLION OF LIRE, EXCEPT PER SHARE AMOUNTS)                 THOUSANDS OF
                                                                                                              U.S.
                                                                                                        DOLLARS, EXCEPT
                                                                                                       PER SHARE AMOUNTS)(1)
STATEMENT OF INCOME
DATA:
Net sales                    319,341        320,292          294,859       266,307          261,565       $135,737
Cost of sales                248,372        244,490          224,216       196,902          189,124         98,144
                             -------        -------          -------       -------          -------       --------
Gross profit                  70,969         75,802           70,643        69,405           72,441         37,593
                             -------        -------          -------       -------          -------       --------
Selling Expenses              46,097         48,638           47,633        46,194           48,931         25,392
General and
administrative                15,904         15,717           16,079        14,719           13,840          7,182
expenses                     -------        -------          -------       -------          -------       --------
                              62,001         64,355           63,712        60,913           62,771         32,574
                             -------        -------          -------       -------          -------       --------
Operating income               8,968         11,447            6,931         8,492            9,670          5,019
                             =======        =======          =======       =======          =======       ========

Net income                       693          2,082              278           829            2,295          1,193
                             =======        =======          =======       =======          =======       ========

Basic and diluted
earnings per share
(Lire, US $)                      17             51                5            14               40       $    .02
                             =======        =======          =======       =======          =======       ========

Weighted average
number of shares of
Common Stock
outstanding (millions
of shares)                      40.7           40.7             54.1          57.7             58.1           58.1
                                ====           ====             ====          ====             ====           ====

EBITDA(2)                     14,271         16,499           11,651        14,018           15,613        $ 8,103
                             =======        =======          =======       =======          =======        =======

(1)      Exchange Rate:  Lire 1,927 = U.S. $1 as of December 31, 1999.
(2) EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. Although EBITDA is not recognized under GAAP, it is accepted in the food industry as a generally recognized measure of performance. However, EBITDA should not be considered an alternative to operating income, net income, cash flows or any other measure of performance as determined in accordance with generally accepted accounting principles, as an indicator of operating performance or as a measure of liquidity.

                                                              YEAR ENDED DECEMBER 31,
                        ----------------------------------------------------------------------------------------------
                              1995            1996            1997           1998            1999           1999
                              ----            ----            ----           ----            ----           ----
                                                                                                             (IN
                                                     (IN MILLION OF LIRE)                               THOUSANDS OF
                                                                                                            U.S.
                                                                                                         DOLLARS)(1)
BALANCE SHEET DATA:
Working capital (deficiency)   18,670          10,416          14,366        10,467          (3,396)      $ (1,762)
Total assets                  190,010         183,754         187,725       186,219         217,245        112,737
Total liabilities             144,585         136,244         139,937       137,602         158,838         82,428
Stockholders' equity           45,426          47,510          47,788        48,617          58,407         30,309


(1)      Exchange Rate:  Lira 1,927 = U.S. $1 as of December 31, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of our historical consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the Notes to such consolidated financial statements included elsewhere in this Form 10-K.

OVERVIEW

         In December 1999, we acquired all of the outstanding shares of common stock of Petrini from Gruppo Spigadoro, N.V. As a result of the transaction, we changed our name from IAT Multimedia, Inc. to Spigadoro, Inc. In consideration for the Petrini shares, we:

         o issued an aggregate of 48,366,530 shares of our common stock, of which 12,241,400 shares were issued, at Gruppo Spigadoro's request, to Carlo Petrini, our Co-Chairman, to satisfy part of Gruppo Spigadoro's obligation to Mr. Petrini; and

         o assumed approximately $20 million of short term indebtedness of Gruppo Spigadoro, of which approximately $2.2 million has been repaid.

All of the indebtedness will be payable or convertible into common stock during 2000. See "Business-Restructuring and Recent Transactions."

           As a result of this transaction, we changed the focus of our business from the sale of computers and computer components and peripherals to the production and sale of food products, including animal feed and pasta and flour products. Our animal feed business produces feed for industrial breeders, family owned breeding farms and domestic pets. Our pasta and flour business produces traditional, specialty and diet pastas and flours for the use of bakery industry. We also engage, to a lesser extent, in animal breeding, selling gardening articles and supplying accessories for pets.

           Our animal feed business and our pasta and flour business represented approximately 74% and approximately 26%, respectively, of our revenues in 1999. Virtually all of our sales of animal feed are in Italy, while approximately 23% of our pasta and flour products are exported to the United States, Europe and Southeast Asia.

           We continue to distribute personal computer components, peripherals and software, as well as personal computers, in Germany through our subsidiary Columbus Computer Handel and its affiliates. We intend to sell Columbus and have commenced discussions relating to the sale of Columbus, but no agreement has been reached with any party regarding the terms of a potential transaction and we cannot predict whether we will be able to sell this business on terms favorable to us or at all. See "Business-Restructuring and Recent Transactions" and "Note 3 to the Consolidated Financial Statements of Spigadoro."

           As a result of the Petrini transaction, we issued a controlling amount of our common stock to the stockholders of Petrini and the transaction has been accounted for as a reverse acquisition. In a reverse acquisition, although we were the legal acquiror, Petrini is considered the acquiror for accounting purposes. Therefore, the financial statements for all periods presented prior to the December 29, 1999 acquisition date are the financial statements of Petrini. For all periods subsequent to December 29, 1999, the financial statements are the financial statements of Petrini and Spigadoro. As a result of our change in business strategy prior to the Petrini transaction, we discontinued, for accounting purposes, all of our operations related to the distribution of personal computers and personal computer components, peripherals and software. See "Notes 1 and 3 to the Consolidated Financial Statements of Spigadoro."

           Since all of our operations are currently in Italy, our functional currency is the Italian Lire. Therefore, our financial statements are presented in Lire for financial statement reporting. All amounts stated in US Dollars have been translated into US Dollars for the convenience of the reader at the rate of Lire 1,927 = US $1.00, which approximates the Noon Buying Rate of the Federal Reserve Bank of New York on December 31, 1999.

           In the following discussions, most percentages and Lire and US Dollar amounts have been rounded to aid presentation. As a result, all such figures are approximations.

RESULT OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Net Sales. Net sales for the year ended December 31, 1999 decreased by 1.8% to Lire 261.6 billion ($135.7 million) from Lire 266.3 billion ($138.2 million) for the year ended December 31, 1998. The decrease in net sales was primarily due to a 4.8% decrease in sales prices to our customers resulting from a decrease in raw material costs, partially offset by a slight increase in total sales volume to 456,020 tons in 1999 from 452,492 tons in 1998. Net sales for animal feed for the year ended December 31, 1999 decreased by 1.3% to Lire 192.6 billion ($99.9 million) from Lire 195.1 billion ($101.3 million) for the year ended December 31, 1998, while the sales volume was unchanged at approximately 387,000 tons for the years ended December 31, 1999 and 1998. Net sales for pasta and flour for the year ended December 31, 1999 decreased by 3.0% to Lire 69.0 billion ($35.8 million) from Lire 71.2 billion ($36.9 million) for the year ended December 31, 1998 despite an increase of 2.4% in sale volumes resulting from new marketing campaigns.

Gross Profit. Gross profit for the year ended December 31, 1999 increased by 4.4% to Lire 72.4 billion ($37.6 million) from Lire 69.4 billion ($36.0 million) for the year ended December 31, 1998. The increase in gross profit resulted in an increase in the gross margin percentage to 27.7% in 1999 from 26.1% in 1998. This increase was primarily due to a decrease in raw material prices which contributed to an increase in gross profit and was also due to increased production efficiencies. Gross profit in the year ended December 31, 1999 was impacted by a loss of approximately Lire 1.5 billion ($764,000) due to costs related to the discontinuation of a pig breeding farm during the last quarter of 1999.

Operating Expenses. Operating expenses, including selling expenses and general and administrative expenses, for the year ended December 31, 1999 increased by 3.1% to Lire 62.8 billion ($32.6 million), or 24.0% of net sales, from Lire 60.9 billion ($31.6 million) for the year ended December 31, 1998, or 22.9% of net sales. This increase was primarily due to a non-recurring cost associated with the introduction of an efficiency plan, including management consulting and professional services as well as overhead costs of approximately Lire 0.8 billion ($400,000) relating to Petrini Foods International Inc. which were not incurred during 1998.

Income from Operations. Income from operations for the year ended December 31, 1999 increased by 13.9% to Lire 9.7 billion ($5.0 million) from Lire 8.5 billion ($4.4 million) for the year ended December 31, 1998. This increase was primarily due to an increase in gross profit as a result of improved production efficiencies, partially offset by an increase in operating expenses.

Interest Expense. Interest expense for the year ended December 31, 1999 decreased by 27.1% to Lire 2.9 billion ($1.5 million) from Lire 4.0 billion ($2.1 million) for the year ended December 31, 1998. The significant decrease in interest expense was primarily due to lower interest rates in Italy, improvements in our lending margins and a reduction in our average outstanding indebtedness.

Income Before Taxes. Income before taxes for the year ended December 31, 1999 increased by 52.1% to Lire 6.7 billion ($3.5 million) from Lire 4.4 billion ($2.3 million) for the year ended December 31, 1998. This increase was primarily due to an increase in income from operations and a significant reduction in net interest expense caused primarily by a reduction in Italian interest rates during 1999 and a reduction in our outstanding indebtness.

Net Income. Net income for the year ended December 31, 1999 increased by 176.8% to Lire 2.3 billion ($1.2 million) from Lire 0.8 billion ($430,000) for the year ended December 31, 1998. Income taxes for the year ended December 31, 1999 increased to Lire 4.4 billion ($2.3 million) from Lire 3.6 billion ($1.9 million) for the year ended December 31, 1998. The increase in net income was primarily due to an increase in gross profit, and a decrease in interest expense during 1999, partially offset by an increase in operating expenses during 1999.

EBITDA. EBITDA for the year ended December 31, 1999 increased by 11.4% to Lire 15.6 billion ($8.1 million) from Lire 14.0 billion ($7.3 million) for the year ended December 31, 1998. The increase was primarily due to increased gross margins as a result of increased production efficiencies and a reduction in raw material prices partially offset by an increase in operating expenses. EBITDA in the year ended December 31, 1999 was impacted by non recurring operating expenses of approximately Lire 1.6 billion ($830,000) and the losses incurred by Petrini Foods International. EBITDA should not be considered an alternative to income from operations, net income, cash flow or any other measure of performance as determined in accordance with generally accepted accounting principles, as an indicator of operating performance or as a measure of liquidity.


YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Net Sales. Net sales for the year ended December 31, 1998 decreased by 9.7% to Lire 266.3 billion ($138.2 million) from Lire 294.9 billion ($153.0 million) for the year ended December 31, 1997. This decrease was primarily due to a decrease in sales volume, which decreased by 4.9% to 385,000 tons in 1998 from 405,000 tons in 1997 and decreases in the prices of raw materials which resulted in lower sales prices to our customers. Net sales for animal feed for the year ended December 31, 1998 decreased by 12.0% to Lire 195.1 billion ($101.3 million) from Lire 221.7 billion ($115.1 million) for the year ended December 31, 1997. During 1998, our animal feed sales volumes decreased primarily as the result of:

     o Reduced European Union milk quotas, which reduced demand for feed for dairy cows;

     o    Lower pork prices, which reduced demand for pig feed; and

     o Continued concern relating to mad cow disease, which reduced demand for beef cattle.

Net sales for pasta and flour for the year ended December 31, 1998 decreased by 2.7% to Lire 71.2 billion ($36.9 million) from Lire 73.1 billion ($37.9 million) for the year ended December 31, 1997. In pasta and flour, aggressive pricing strategies by the Italian pasta market leader, Barilla, led to a reduction in our sales volumes. We chose to raise our own prices marginally in order to enhance our premium-quality positioning and maintain margins as raw material prices increased during 1998 which resulted in a slight decrease in our sales volumes.

Gross Profit. Gross profit for the year ended December 31, 1998 decreased by 1.8% to Lire 69.4 billion ($36.0 million) from Lire 70.6 billion ($36.7 million) for the year ended December 31, 1997. Gross margins for the year ended December 31, 1998 increased to 26.1% from 24.0% for the year ended December 31, 1997. The increase in gross margins was primarily due, in pasta and flour, to our polices of maintaining premium pricing in our pasta brands, and, in animal feed, to our policy of reformulating certain feed products to take advantage of lower raw material prices.

Operating Expenses. Operating expenses, comprising of selling costs and general and administrative expenses, for the year ended December 31, 1998 decreased by 4.4% to Lire 60.9 billion ($31.6 million), or 22.9% of net sales, from Lire
63.7 billion ($33.1 million), or 21.6% net sales, for the year ended December 31, 1997. The decrease in operating expenses was primarily due to a reduction in labor costs as central overhead costs were marginally reduced in light of declining sales activity.

Income From Operations. Income from operations for the year ended December 31, 1998 increased by 22.5% to Lire 8.5 billion ($4.4 million) from Lire 6.9 billion ($3.6 million) for the year ended

December 31, 1997. The increase was primarily due to increased gross margins as well as a decrease in operating expenses.

Interest Expense. Interest expense for the year ended December 31, 1998 decreased by 29.1% to Lire 4.0 billion ($2.1 million) from Lire 5.6 billion ($2.9 million) for the year ended December 31, 1997. This decrease was primarily due to a decrease in interest rates on our borrowing during this period.

Income Before Taxes. Income before taxes for the year ended December 31, 1998 increased by 517.6% to Lire 4.4 billion ($2.3 million) from Lire 0.7 billion ($371,000) for the year ended December 31, 1997. This increase was primarily due to increased income from operations and a significant reduction in net interest expense caused by a reduction in Italian interest rates during 1998.

Net Income. Net income for the year ended December 31, 1998 increased by 198.2% to Lire 0.8 billion ($430,000) from Lire 0.3 billion ($144,000) for the year ended December 31, 1997. In 1998, income taxes were Lire 3.6 billion ($1.9 million) or 81.2% of pretax income, due to the Italian system for computing taxation, which fluctuates based on both a regional tax on production activities and a national tax based on taxable income.

EBITDA. EBITDA for the year ended December 31, 1998 increased by 20.3% to Lire
14.0 billion ($7.3 million) from Lire 11.7 billion ($6.0 million) for the year ended December 31, 1997. EBITDA increased primarily as a result of the matters described above. EBITDA should not be considered an alternative to income from operations, net income, cash flow or any other measure of performance as determined in accordance with generally accepted accounting principles, as an indicator of operating performance or as a measure of liquidity.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1999, our cash and cash equivalents increased to Lire 16.0 billion ($8.3 million) from to Lire 0.9 billion ($451,000) at December 31, 1998.

         Net cash provided by operating activities was Lire 26.5 billion
($13.7 million) during the year ended December 31, 1999 compared to Lire 10.7 billion ($5.6 million) during the year ended December 31, 1998. This increase was primarily due to a reduction of trade accounts receivable in the amount of Lire 20.6 billion ($10.7 million) as a result of the factoring of certain of our accounts receivable, partially offset by an increase in cash used to repay trade accounts payable.

         Net cash provided by investing activities amounted to Lire 3.6 billion ($1.9 million) for the year ended December 31, 1999 as compared to net cash used in investing activities of Lire 3.5 billion ($1.8 million) for the year ended December 31, 1998. In both periods cash was primarily used for the purchase of machinery and equipment for production. This use of cash was offset in the year ending December 31, 1999 by Lire 8.0 billion ($4.1 million) as a result of the net cash of Spigadoro acquired in the reverse acquisition.

         Net cash used in financing activities totaled Lire 15.0 billion
($7.8 million) during the year ended December 31, 1999 and Lire 7.7 billion ($4.0 million) during the year ended December 31, 1998. This increase was primarily due to cash used to reduce short term borrowings by Lire 16.3 billion ($8.5 million), partially offset by an increase in long term debt.

         At December 31, 1999, our total indebtedness increased to Lire 89.5 billion ($46.4 million) compared to Lire 68.0 billion ($35.3 million) at December 31, 1998 primarily due to the assumption of indebtedness in the acquisition of Petrini, partially offset by a reduction in short term borrowings.

         At December 31, 1999, we had short term debt in the aggregate amount of Lire 72.4 billion ($37.6 million) comprised of borrowings under short term credit facilities and indebtedness assumed in the acquisition of Petrini. We maintain unsecured short term credit facilities with over 20 Italian banks. These facilities are typically available for terms up to one year and accrue interest at rates that fluctuate relative to the official Italian rate of discount. At December 31, 1999, the aggregate amount outstanding under these facilities was Lire 36.0 billion ($18.7 million) and approximately Lire 50.7 billion ($26.3 million) was unused and available for borrowing. Borrowings under these facilities are used to support Petrini's operations and are serviced by cash flow from operations. At December 31, 1999, the aggregate amount outstanding under the promissory notes issued in the acquisition of Petrini was Lire 36.4 billion ($18.9 million). All of this debt is payable in 2000.

         At December 31, 1999, we had long term debt in the aggregate amount of Lire 17.1 billion ($8.9 million). The debt matures over varying terms ranging from June 2000 to March 2007 and accrues interest either at fixed annual interest rates ranging from 3.4% to 12.2% or variable rates based upon various interest rates measures. Substantially all of the long term debt is secured by liens on Petrini's property. A portion of the long term debt is subsidized by government agencies.

         In June 1999, we entered into a factoring arrangement whereby we sell a portion of our accounts receivable without recourse. A portion of the proceeds of this arrangement have been used to pay short-term and long-term indebtedness while the remaining proceeds have been used for working capital. We intend to expand our factoring activity in the future and believe that it will result in increased cash and decreased short-term debt, while increasing our flexibility to incur additional indebtedness if necessary or advisable to execute our consolidation strategy. See "Note 4 of the Notes to the Consolidated Financial Statements of Spigadoro."

         In February 2000, we sold in a series of transactions 750,000 shares of capital stock of Algo Vision plc, for approximately $16.8 million in cash. See "Business - Restructuring and Recent Transactions."

         In November, 1999, JNC converted $2,325,000 of the outstanding principal amount of our convertible debenture, plus accrued interest, into a total of 1,872,982 shares of our common stock and in December 1999, JNC converted the remaining principal amount of the debenture, plus accrued interest, into 578,763 shares of our common stock. In addition, in December 1999,

JNC converted the 2,000 shares of our Series B Convertible Preferred Stock into 198,255 shares of our common stock. See "Business Restructuring and Recent Transactions."

         We believe that our funds, including cash generated from operations and from the sale of our Algo Vision shares, together with amounts available under our credit facilities and factoring arrangements, should be sufficient to finance our working capital requirements and our capital and debt service requirements for approximately the 12 month period following December 31, 1999, depending on acquisitions. We may require additional funds for acquisitions and integration and management of acquired business. However, we have no commitments or arrangements to obtain any additional funds and we cannot predict whether additional funds will be available on terms favorable to us or at all. If we cannot obtain funds when required, the growth of our business may be adversely affected.

ESCROW SHARES

         In connection with our initial public offering in March 1997, certain of our stockholders placed an aggregate of 498,285 shares of our common stock into escrow. We expect that the 498,285 shares held in escrow will be canceled on March 31, 2000.

YEAR 2000 COMPLIANCE

         We recognized the importance of the Year 2000 issue and established a project team which was responsible for ensuring an uninterrupted transition to the year 2000 by assessing, testing and modifying our information technology and non-IT systems so that such systems and software would perform as intended and information and dates could be processed with expected results. The scope of the Year 2000 compliance effort included (i) IT such as software and hardware; (ii) non-IT systems or embedded technology; and (iii) the readiness of key third parties, including suppliers and customers, and the electronic date interchange with those key third parties.

         Independent of the Year 2000 issue, we installed new financial accounting, procurement, order management and invoicing systems.

         We have developed a contingency plan to deal with certain critical Year 2000 situations should they arise. Under our Year 2000 contingency plan, we have and will continue to inventory and collect documentation on all of our computers, computer related equipment, and equipment with embedded processors. In addition, we will continue to monitor and test systems as necessary.

         We have also communicated with significant vendors, suppliers and critical business partners to determine the extent to which we might be vulnerable in the event those parties failed to properly remediate their own Year 2000 issues. Based on those communications, we believe that our significant vendors, suppliers and critical business partners are Year 2000 compliant.

         We believe that we are currently Year 2000 compliant. All of our operating systems have continued to function beyond January 1, 2000 without any business interruption. As the Year 2000 progresses, however, we may experience problems associated with the Year 2000 that have not yet been discovered. There can be no assurances that our internal systems or those of third parties on which we rely will not suffer disruptions relating to Year 2000 issues. The failure to achieve Year 2000 compliance or to have appropriate contingency plans in place to deal with any noncompliance could result in significant disruption of our operations and could have a material adverse effect on our financial condition and results of operations.

         Based on the assessments described above, we estimate that we spent approximately $550,000 to update our operating systems, only a portion of which was attributable to Year 2000 compliance.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is included in a separate section of this report. See the Consolidated Financial Statements attached hereto beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III


         The information called for by Item 10: Directors and Executive Officers of the Registrant; Item 11: Executive Compensation; Item 12: Security Ownership of Certain Beneficial Owners and Management; and Item 13: Certain Relationships and Related Transactions will be included in and is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the close of our fiscal year.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a) 1.   Financial Statements

An index to Consolidated Financial Statements appears on page F-1.

    2.   Schedules

All financial statement schedules are omitted because they are not applicable, not required under the instructions or all the information required is set forth in the financial statements or notes thereto.

(b) Reports on Form 8-K

We filed reports on Form 8-K on December 10, 1999 reporting information under
Item 5, on January 12, 2000 reporting information under Items 1, 2 and 7, on January 19, 2000 reporting information under Item 4, on January 19, 2000 reporting information under Item 5, on February 2, 2000 reporting information under Item 2 and Item 7, and on February 29, 2000 reporting information under
Item 2.

(c) Exhibits

Exhibit
Number      Description
------      -----------
2.1 -- Stock Purchase Agreement, dated as of November 3, 1999, by and between the Registrant and Gruppo Spigador, N.V.(14)
3.1(a)-- Amended and Restated Certificate of Incorporation (10)
3.1(b)-- Certificate of Amendment of Amended and Restated Certificate of
         Incorporation of the Registrant (17)
3.2   -- Amended and Restated By-laws of the Registrant (11)
4.1   -- Form of Warrant Agreement (1)
4.2   -- Form of Underwriter's Warrant (1)
4.3 -- Warrant issued to Stockholders (one in a series of warrants with identical terms) (11)
4.4 -- Warrant issued to Stockholders (one in a series of warrants with identical terms) (1)
4.5   -- Escrow Agreement, dated March 26, 1997, among the Registrant,
         American Stock transfer & Trust Company and certain stockholders of the Registrant (1)
10.2  -- Spinoff Agreement, dated as of March 5, 1998, by and among HIBEG,
         IAT GmbH, and Communications Systems (5)

10.3  -- Agreement concerning the Assignment and Transfer of Corporate
         Shares, dated as of March 5, 1998, by and among HIBEG, IAT GmbH, and Communications Systems (5)
10.4  -- Loan Transfer Agreement, dated as of March 5, 1998, by and among
         HIBEG, IAT GmbH, and Communications Systems (5)
10.5 -- Option Agreement, dated as of March 5, 1998, by and among Dr. Viktor Vogt and HIBEG (5)
10.6 -- Spinoff Agreement, dated as of March 11, 1998, by and among the Registrant, Dr. Viktor Vogt, and Swiss Newco (5)
10.7 -- Transfer Agreement, dated as of March 11, 1998, by and among the Registrant, IAT AG, Dr. Viktor Vogt, and IAT Communications AG (5)
10.8 -- Agreement on the Acquisition of Assets, dated as of March 18, 1998, between IAT AG and Swiss Newco (5)
10.9 -- Restructuring Agreement, dated as of March 5, 1998, by and among IAT GmbH. IAT AG, Dr. Vogt and HIBEG (5)
10.10 -- Amendment to the Transfer Agreement, dated as of March 24, 1998, by and among the Registrant, IAT AG, Dr. Viktor Vogt and IAT Communication AG (6)
10.11 -- Promissory Note, dated March 24, 1998, by IAT Communication AG to the Registrant (6)
10.12 -- Promissory Note, dated March 24, 1998, by IAT Communication AG to
         Dr. Viktor Vogt (6)
10.13 -- Promissory Note, dated March 24, 1998, by IAT Communication AG to
         IAT AG (6)
10.15 -- Loan Agreement for current Account Credit Lines between IAT
         Deutschland GmbH and Volksbank Sottrum AG (1)
10.16 -- Agreement, dated September 1, 1992, by and between Grissemann Consulting SA and IAT AG (1)
10.17 -- Addendum to the Agreement of September 1, 1992, dated December 14, 1994, by and between Grissemann consulting SA and IAT AG (1)
10.18 -- Employment Contract, dated as of July 1, 1993, by and between IAT,
         IAG and Mr. Franz Muller (1)
10.19 -- Amendment No. 1 to Stock Purchase Agreement, dated as of October 4, 1996, by and among IAT Multimedia, Inc. (formerly known as IAT Holdings, Inc.), IAT AG, IAT Deutschland GmbH Vertical Financial Holdings, and the stockholders of IAT AG (1)
10.20 -- Amendment No. 1 to Marketing Agreement, dated as of October 24,
         1996, by and between IAT Multimedia, Inc. (formerly known as IAT Holdings, Inc.) and General Capital (1)
10.22 -- Registration Rights Agreement, dated February 27, 1997, between the Registrant, Vertical Financial Holdings and Viktor Vogt (1)
10.24 -- Registration Rights Agreement, dated February 27, 1997, between the Registrant, Vertical Financial Holdings, and Klauss-Dirk Sippel (1)
10.26 -- Registration Rights Agreement, dated February 27, 1997, between the

         Registrant, Vertical Financial Holdings, and Walter Glas GmbH (1)
10.27 -- Purchase Agreement, dated November 13, 1997, by and between the Registrant and Dr. Alfred Simmet (3)
10.28 -- Irrevocable Letter of Credit and Indemnity, dated November 7, 1997, by and between the Registrant and Citibank, N.A. (3)
10.35 -- Credit Agreement, dated as of February 5, 1996, by and between IAT
         AG and Swiss Bank Corporation (4)
10.36 -- Agreement by and between Swiss Bank Corporation and the Registrant
         (4)
10.47 -- Agreement, dated as of December 22, 1997, by and among Richard
         Suter, Klaus-Dirk Sippel and Cornelius Holthuizen, IAT AG and the Registrant (4)
10.48 -- Amended and Restated Agreement, dated as of December 22, 1997, by and among Richard Suter, Klaus-Dirk Sippel and Cornelius Holthuizen, IAT AG and the Registrant (4)
10.51 -- Securities Purchase Agreement, dated as of June 19, 1998, by and among the Registrant, JNC Opportunity Fund Ltd. and JNC Strategic Fund, Ltd. (8)
10.52 -- Registration Rights Agreement, dated as of June 19, 1998, by and among the Registrant, JNC Opportunity Fund Ltd. and JNC Strategic Fund, Ltd. (8)
10.53 -- 5% Convertible Debenture due 2008, dated as of June 19, 1998, issued by the Registrant (8)
10.54 -- Form of Warrant, attached as exhibit to Securities Purchase
         Agreement(8)
10.55 -- Agreement, dated October 27, 1998, between the Registrant and Axel Hundt, the sole shareholder of Columbus Handles-und Vertrieb GmbH & Co. KG and Columbus Handels-und Vertrieb GmbH (9)
10.56 -- Exchange Agreement, dated as of December 31, 1998, by and among the Registrant, JNC Opportunity Fund Ltd. and JNC Strategic Fund Ltd. (10)
10.57 -- Executive Employment Agreement, dated as of September 1, 1998, between IAT AG and Jacob Agam (11)
10.58 -- Employment Agreement, dated as of February 18, 1999, between IAT AG and Nicolaas Hildebrand (11)
10.59 -- Sublease Agreement, dated as of January 29, 1999, between the Registrant and Petrini, N.V. for offices located at 70 East 55th Street, New York, New York 10022 (11)
10.60 -- Purchase Agreement, dated February 12, 1999, between the Registrant and Dr. Alfred Simmet (11)
10.61 -- Amendment, dated July 1, 1998, to Agreement, dated September 1,
         1992, between Grissmann Consulting SA and IAT AG (incorporated by reference to the Registrant's Annual Report on Form 10-K/A as filed on April 30, 1999)
10.62 -- Agreement for the Acquisition of Intellectual Property Rights, dated
         July

         22, 1999, among the Registrant, IAT AG, Alco Vision Schweiz AG and
         Algo Vision pic (12)
10.63 -- Intellectual Property Assignment, dated July 22, 1999, among the Registrant, IAT AG and Algo Vision pic (12)
10.64 -- Intellectual Property Assignment, dated August 10, 1999, among the Registrant, IAT AG and Algo Vision pic (13)
10.65 -- Share Exchange and Subscription Agreement, dated July 22, 1999, between Algo Vision pic and IAT AG (12)
10.66 -- Second Subscription Agreement, dated July 22, 1999, between Algo
         Vision pic and IAT AG (12)
10.67 -- Lock-in Agreement, dated July 22, 1999, among Algo Vision pic,
         Beeson Gregory Limited and IAT AG (12)
10.68 -- 1999 Stock Option Plan
10.69 -- Employment Agreement, dated November 30, 1999, between Petrini
         S.p.A. and Lucio De Lucio (15)
10.70 -- Factoring Agreement, dated June 28, 1999, between Petrini S.p.A. and Comit Factoring S.p.A. (15)
10.71 -- Waiver Agreement and First amendment to IAT Multimedia, Inc. Series
         A 5% Convertible Debenture, dated November 23, 1999, by and between the Registrant and JNC Opportunity Fund Ltd. (16)
10.72 -- Employment Agreement dated January 1, 2000 by and between the
         Company and Lucio De Luca. (17)
10.73 -- Amended and Restated Employment Agreement dated January 1, 2000 by and between the Company and Jacob Agam. (17)
10.74 -- Promissory Note issued to Gruppo Spigadoro, N.V. in the principal amount of $6,337,000. (17)
10.75 -- Promissory Note issued to Carlo Petrini in the principal amount of $1,000,000. (17)
10.76 -- Promissory Note issued to Carlo Petrini in the principal amount of
         ITL 12,050,000,000. (17)
10.77 -- Promissory Note issued to Carlo Petrini in the principal amount of $6,150,000. (17)
10.78 -- Stock Purchase Agreement dated as of January 19, 2000 by and between the Company and the other parties named therein. (18)
21.1 --  List of Subsidiaries of Registrant
27.1 --  Financial Data Schedule
----------------------

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-18529) as filed on December 23, 196, as amended

(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed on November 14, 1997

(3) Incorporated by reference to the Registrant's Registration Statement on Form 8-K as filed on November 26, 1997

(4) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Reg. No. 333-41835) as filed on December 10, 1997, as amended

(5) Incorporated by reference to the Registrant's Current Report on Form 8-K as filed on March 20, 1998

(6) Incorporated by reference to the Registrant's Current Report on Form 8-K/A as filed on April 30, 1998

(7) Incorporated by reference to the Registrant's Annual Report on Form 10-K as filed on April 15, 1998

(8) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q as filed on November 15, 1998

(9) Incorporated by reference to the Registrant's Current Report on Form 8-K as filed on January 11, 1999

(10) Incorporated by reference to the Registrant's Current Report on Form 8-K as filed on January 11, 1999

(11) Incorporated by reference to the Registrant's Annual Report on Form 10-K as filed on March 31, 1999

(12) Incorporated by reference to the Registrant's Current Report on Form 8-K as filed on August 4, 1999

(13) Incorporated by reference to the Registrant's Current Report on Form 8-K/A as filed on August 24, 1999

(14) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999

(15) Incorporated by reference to the Registrant's Registration Statement on Form S-4 filed on December 9, 1999

(16) Incorporated by reference to the Registrant's Current Report on Form 8-K as filed on December 10, 1999

(17) Incorporated by reference to the Registrant's Current Report on Form 8-K as filed on January 12, 2000

(18) Incorporated by reference to the Registrant's Current Report on Form 8-K as filed on February 2, 2000.

                        SPIGADORO, INC. AND SUSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE



Independent Auditors' Report                                                F-2

Independent Auditors' Report                                                F-3

Consolidated Financial Statements

      Consolidated Balance Sheets                                         F-4-5

      Consolidated Statements of Income                                     F-6

      Consolidated Statements of Stockholders' Equity                       F-7

      Consolidated Statements of Cash Flows                               F-8-9

      Consolidated Notes to Financial Statements                        F-10-27

                          INDEPENDENT AUDITORS' REPORT





Board of Directors and Stockholders
Spigadoro, Inc.


We have audited the accompanying consolidated balance sheet of Spigadoro, Inc. and Subsidiaries (the "Company") as of December 31, 1999 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spigadoro, Inc. and Subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.






Parsippany, New Jersey
March 24, 2000

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Spigadoro, Inc.


We have audited the accompanying balance sheet of Spigadoro, Inc. and Subsidiaries as of December 31, 1998 and the related statements of income, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Spigadoro, Inc. and Subsidiaries as of December 31, 1998 and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, in conformity with accounting principles generally accepted in the United States.




                                                /s/ Reconta Ernst & Young S.p.A.



Perugia, Italy
October 14, 1999 except to Note 1, which date is March 24, 2000

                        SPIGADORO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998




                                                       1999                1999              1998
                                                  ----------------    ----------------  ----------------
                                                   (thousands of              (millions of Lire)
                                                    Dollars) (1)

                                     ASSETS

Current assets:
  Cash and cash equivalents                         $   8,303              15,999               869
  Accounts receivable-trade, net of allowance
     for doubtful accounts of Lire 1,857 millions
     in 1999 and Lire 2,686 millions in 1998           26,433              50,937            73,435
  Securities held for sale                              3,007               5,794
  Taxes receivable                                      7,211              13,895            13,129
  Inventories                                          11,307              21,789            25,121
  Deferred income taxes                                 3,155               6,080               518
  Other current assets                                  1,244               2,397             2,084
                                                    ----------            --------          -------

     Total current assets                              60,660             116,891           115,156

Property, equipment and improvements, net              36,629              70,584            49,210

Other assets:
  Intangible assets, at amortized cost                  9,966              19,205             8,388
  Deferred income taxes                                                                       7,920
  Other assets                                          3,491               6,728             5,545
  Assets held for disposition                           1,991               3,837
                                                    ----------            --------          -------

                                                    $ 112,737             217,245           186,219
                                                    ==========            ========          =======


(1) Exchange rate: Lire 1,927 = U.S. $1 as of December 31, 1999, unaudited and presented for convenience purposes only.


          See accompanying notes to consolidated financial statements.

                        SPIGADORO, INC. AND SUBSIDIARIES

                           December 31, 1999 and 1998



                                                        1999               1999            1998
                                                   ---------------    ---------------  --------------
                                                     (thousands of           (millions of Lire)
                                                      Dollars) (1)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings                               $ 37,569            72,395         52,337
   Current portion of long-term debt                      1,862             3,589          4,266
   Accounts payable                                      16,829            32,429         36,295
   Income taxes payable                                     460               886          1,151
   Accrued payroll and social contributions               3,087             5,949          5,974
   Deferred income taxes                                                                   1,931
   Other current liabilities                              2,615             5,039          2,735
                                                       ---------          --------       -----------

          Total current liabilities                      62,422           120,287        104,689

Long-term debt, less current portion                      6,995            13,479         11,442

Employees and agents termination
 indemnities                                              7,954            15,328         16,735

Deferred income taxes                                     2,576             4,963

Social contributions and income
 taxes payable                                            2,481             4,781          4,736
                                                       ---------          --------       --------

          Total liabilities                              82,428           158,838        137,602
                                                       ---------          --------       --------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 (Lire 19.27) par value,
      authorized 100,000,000, none issued
   Common stock, $.01 (Lire 19.27) par value,
      authorized 100,000,000, issued
      60,942,099 in 1999 and 10,048,826 in 1998             609             1,174            193
   Capital in excess of par value                        29,466            56,781         23,977
   Retained earnings                                        391               754         24,844
   Accumulated other comprehensive income                    49                95
   Less treasury stock (50,000 shares)                     (206)             (397)          (397)
                                                       ---------         --------        --------

          Total stockholders' equity                     30,309            58,407         48,617
                                                       ---------         --------        --------

                                                       $112,737           217,245        186,219
                                                       =========         ========        ========


(1) Exchange rate: Lire 1,927 = U.S. $1 as of December 31, 1999, unaudited and presented for convenience purposes only.

         See accompanying notes to consolidated financial statements.

                        SPIGADORO, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                  Years Ended December 31, 1999, 1998 and 1997


                                             1999               1999             1998            1997
                                         --------------     --------------  ---------------  --------------
                                         (thousands of        (millions of Lire, except per share amounts)
                                            Dollars,
                                             except
                                           per share
                                          amounts) (1)


Net sales                                     $135,737            261,565          266,307         294,859

Cost of sales                                   98,144            189,124          196,902         224,216
                                         --------------     --------------  ---------------  --------------

Gross profit                                    37,593             72,441           69,405          70,643
                                         --------------     --------------  ---------------  --------------

Operating expenses:
    Selling expenses                            25,392             48,931           46,194          47,633
    General and administrative expenses          7,182             13,840           14,719          16,079
                                         --------------     --------------  ---------------  --------------

                                                32,574             62,771           60,913          63,712
                                         --------------     --------------  ---------------  --------------

Income from operations                           5,019              9,670            8,492           6,931
                                         --------------     --------------  ---------------  --------------

Other expenses:
    Interest expense                             1,508              2,906            3,984           5,618
    Other, net                                      25                 49               92             598
                                         --------------     --------------  ---------------  --------------

                                                 1,533              2,955            4,076           6,216
                                         --------------     --------------  ---------------  --------------

Income before income taxes                       3,486              6,715            4,416             715

Income taxes                                     2,293              4,420            3,587             437
                                         --------------     --------------  ---------------  --------------

Net income                                     $ 1,193              2,295              829             278
                                         ==============     ==============  ===============  ==============


Basic and diluted earnings per share
 of common stock                                $ 0.02                 40               14               5
                                         ==============     ==============  ===============  ==============

Weighted average number of common
 shares outstanding (in thousands):
    Basic and diluted                           58,095             58,095           57,694          54,118
                                         ==============     ==============  ===============  ==============





(1) Exchange rate: Lire 1,927 = U.S. $1 as of December 31, 1999, unaudited and presented for convenience purposes only.



          See accompanying notes to consolidated financial statements.

                        SPIGADORO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1999, 1998 and 1997
              (in millions of Lire, except as otherwise indicated)




                                       Common Stock                                           Accumulated
                                -------------------------     Capital                            Other
                                  Shares                     in excess     Comprehensive     Comprehensive       Retained
                                (Millions)     Amount      of Par Value        Income            Income          Earnings
                                -----------  ------------  -------------  ----------------  ----------------  --------------
Balance, January 1, 1997               4.4            84         24,086                 -                 -          23,737
Issuance of common stock               5.4           104           (104)
Net income                                                                            278                               278
                                                                          ----------------
Total comprehensive income                                                            278
                                -----------  ------------  -------------  ================  ----------------  --------------

Balance, December 31, 1997             9.8           188         23,982                                   -          24,015


Issuance of common stock               0.2             5             (5)
Net income                                                                            829                               829
                                                                          ----------------
Total comprehensive income                                                            829
                                -----------  ------------  -------------  ================  ----------------  --------------

Balance, December 31, 1998            10.0           193         23,977                                   -          24,844


Issuance of common stock               2.5            49            (49)
Reverse merger                        48.4           932         32,853                                             (26,385)
Translation adjustments                                                                95                95
Net income                                                                          2,295                             2,295
                                                                          ----------------
Total comprehensive income                                                          2,390
                                -----------  ------------  -------------  ================  ----------------  --------------

Balance, December 31, 1999            60.9         1,174         56,781                                  95             754
                                ===========  ============  =============                    ================  ==============

Balance, December 31, 1999
(in thousands of Dollars) (1)         60.9         $ 609       $ 29,466           $ 1,240              $ 49           $ 391
                                ===========  ============  =============  ================  ================  ==============



                                                  Total
                                Treasury      Stockholders'
                                   Stock          Equity
                                ------------  ----------------

Balance, January 1, 1997              (397)           47,510
Issuance of common stock
Net income                                               278

Total comprehensive income
                               ------------  ----------------

Balance, December 31, 1997            (397)           47,788


Issuance of common stock
Net income                                               829

Total comprehensive income
                               ------------  ----------------

Balance, December 31, 1998            (397)           48,617


Issuance of common stock
Reverse merger                                         7,400
Translation adjustments                                   95
Net income                                             2,295

Total comprehensive income
                               ------------  ----------------

Balance, December 31, 1999            (397)           58,407
                               ============  ================

Balance, December 31, 1999
(in thousands of Dollars) (1)       $ (206)         $ 30,309
  ============  ================



(1) Exchange rate: Lire 1,927 = U.S. $1 as of December 31, 1999, unaudited and presented for convenience purposes only.


          See accompanying notes to consolidated financial statements.

                        SPIGADORO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1999, 1998 and 1997


                                                            1999               1999           1998           1997
                                                        --------------     -------------  -------------  -------------
                                                        (thousands of        (millions of Lire)
                                                         Dollars) (1)

Cash flows from operating activities
 Net income                                                   $ 1,193             2,295            829            278
 Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation                                                  2,341             4,511          4,342          4,111
  Amortization                                                    769             1,481          1,276          1,207
  Provision for employees and agents
   termination indemnities                                      1,084             2,089          2,167          2,550
  Provision for doubtful accounts                                 860             1,658          1,391            982
  Deferred income taxes                                          (222)             (427)             7            (39)
  Other non-cash items, net                                       141               272            230            637
  Payment of employees and agents
   termination indemnities                                     (1,814)           (3,496)        (2,397)        (2,332)
 Changes in operating assets and liabilities:
  Accounts receivable-trade                                    10,815            20,840         (1,958)        (1,862)
  Inventories                                                   1,744             3,361          1,655          1,286
  Accounts payable                                             (2,495)           (4,808)         2,084         (3,611)
  Accrued payroll and social contributions                        (13)              (25)         1,329         (1,947)
  Other, net                                                     (671)           (1,293)          (236)        (3,051)
                                                        --------------     -------------  -------------  -------------

Net cash provided by (used in) operating activites             13,732            26,458         10,719         (1,791)
                                                        --------------     -------------  -------------  -------------

Cash flows from investing activities
  Purchases of property, equipment and improvements            (1,354)           (2,610)        (3,067)        (6,876)
  Proceeds from disposal of property, equipment
   and improvements
                                                                  435               838            255            866
  Additions to intangible assets                               (1,332)           (2,567)          (644)          (812)
  Cash of business acquired                                     4,139             7,976
                                                        --------------     -------------  -------------  -------------

Net cash provided by (used in) investing activities             1,888             3,637         (3,456)        (6,822)
                                                        --------------     -------------  -------------  -------------


(1) Exchange rate: Lire 1,927 = U.S. $1 as of December 31, 1999, unaudited and presented for convenience purposes only.


          See accompanying notes to consolidated financial statements.

                        SPIGADORO, INC. AND SUBSIDIARIES

                  Years Ended December 31, 1999, 1998 and 1997


                                                                  1999             1999            1998             1997
                                                             ---------------   --------------   ------------    -------------
                                                             (thousands of                    (millions of Lire)
                                                              Dollars) (1)

Cash flows from financing activities
  Proceeds from long-term debt                                        5,175           9,972           1,210            7,549
  Payments of long-term debt                                         (4,469)         (8,612)         (8,107)          (6,118)
  Net change in short-term borrowings                                (8,472)        (16,325)           (785)           6,856
                                                             ---------------   -------------   -------------    -------------

Net cash provided by (used in) financing activities                  (7,766)        (14,965)         (7,682)           8,287
                                                             ---------------   -------------   -------------    -------------

Net increase (decrease) in cash and
 cash equivalents                                                     7,854          15,130            (419)            (326)

Cash and cash equivalents, beginning of year                            449             869           1,288            1,614
                                                             ---------------   -------------   -------------    -------------

Cash and cash equivalents, end of year                              $ 8,303          15,999             869            1,288
                                                             ===============   =============   =============    =============


Supplemental disclosure of cash flow information,
 cash paid during the year for:
Interest                                                            $ 1,764           3,400           4,580            5,801
                                                             ===============   =============   =============    =============

Income taxes                                                        $ 2,515           4,847           4,393            1,371
                                                             ===============   =============   =============    =============


Non-cash disclosure of investing activity for the
 year ended December 31, 1999 represents
 acquisition of assets for common stock:
  Property, plant and equipment                                    $ 12,417          23,928               -                -
                                                             ===============   =============   =============    =============

Intangible assets                                                   $ 4,713           9,081               -                -
                                                             ===============   =============   =============    =============


(1) Exchange rate: Lire 1,927 = U.S. $1 as of December 31, 1999, unaudited and presented for convenience purposes only.

Cash disbursements for additions to fixed assets in 1998 were Lire 496 lower than the additions of the period, in 1997 were Lire 2,126 higher than the additions, due to the time delay between the recording of the addition and the related payment.


          See accompanying notes to consolidated financial statements.

                          SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands of Dollars; in millions of Lire)



NOTE 1 -  ORGANIZATION AND BASIS OF PRESENTATION:

          Spigadoro, Inc. (Spigadoro) (formerly IAT Multimedia, Inc.) was incorporated under the laws of Delaware in September 1996. Spigadoro, prior to December 1999, marketed principally in Germany, high performance personal computers, computer hardware and software, components and peripherals through retail stores, telephone and mail order sales. At a special meeting of stockholders in December 1999, the stockholders approved the acquisition of Petrini S.p.A. and Subsidiary (Petrini) from Gruppo Spigadoro N.V. (N.V.), the sole shareholder of Petrini, in exchange for the issuance of 48,366,530 shares of the Company's common stock, representing approximately 79% of outstanding common stock of Spigadoro and the assumption of certain obligations of N.V. At this special meeting the shareholders also approved, among other things, the name change of the corporation from IAT Multimedia, Inc. to Spigadoro, Inc., and authorized the Board to adopt the 1999 Stock Option Plan. In addition to purchase accounting adjustments required for Spigadoro, Petrini will also be required to reflect purchase accounting adjustments resulting from N.V.'s acquisition of 100% of the Petrini stock prior to the acquisition by Spigadoro. The cost of the acquisition by N.V. has been allocated to the assets of Petrini based on their fair market values with any excess allocated to goodwill. The goodwill is being amortized over a twenty-year period (See Note 3 for further discussions of acquisition).

          Petrini principally produces and sells pasta, flour and animal feed throughout the world. The products are manufactured in seven factories located in Italy. As a result of the Petrini acquisition, the shareholders of Petrini have control of Spigadoro and the acquisition has been accounted for as a reverse acquisition. In a reverse acquisition, although Spigadoro was the legal acquirer, Petrini is considered the acquirer for accounting purposes. Therefore, the financial statements for all periods presented prior to the December 1999 acquisition date are those of Petrini with the financial statements of Spigadoro only included from the December 1999 acquisition date. The shareholders equity section of the balance sheet is that of Petrini adjusted retroactively to give effect to the par value and number of shares of Spigadoro common stock issued.

          The financial statements of Spigadoro, Inc. and Subsidiaries have been prepared in Italian Lire, the Company's functional currency, since principally all of the continuing operations are headquartered in Italy. Subsidiaries located in the United States, Switzerland and Germany have been converted to Lire from US dollars, Swiss Francs and Deutsche Marks using the exchange rate at the end of the period for balance sheet items and the average exchange rates for the period for statement of income items. The translation differences are recorded as accumulated other comprehensive income in the consolidated statements of shareholders' equity.

          The consolidated financial statements of the Company, including U.S. Dollar information in the notes to the consolidated financial statements, have been translated into U.S. Dollars for the convenience of the readers and have been made at the rate of Italian Lire 1,927 to U.S. $1, approximating the Noon Buying rate of the Federal Reserve Bank of New York at December 31, 1999. All monetary amounts are in million of Lire and thousands of U.S. Dollars excluding per share information. Such translation should not be construed as a representation that the Lire amounts could be converted into U.S. Dollars at that, or any other rate.

                          SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands of Dollars; in millions of Lire)



NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Spigadoro, Inc., its wholly-owned subsidiaries Petrini S.p.A. and its wholly-owned subsidiary Petrini Foods International Inc., (PFI) (Note 3), IAT AG, Switzerland (IAT AG), IAT Multimedia GmbH with its branch office Columbus- Computer-Handels und Vertriebs (IAT GmbH), the General Partner of FSE Computer-Handel GmbH & Co. KG (FSE), and 80% of the limited partnership interest of FSE, and 100% Columbus-Computer-Handels und Vertriebs Verwaltungs GmbH (collectively the Company). All intercompany accounts and transactions have been eliminated. The Company formed PFI for the purpose of acquiring from its former distributor the business of distributing its Spigadoro products in the United States. The acquisition was completed in the third quarter of 1998 but the effects of the acquisition and the operations of PFI were immaterial in 1998. At December 31, 1999, the operations of Petrini represent the only continuing operations of the Company.

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

          USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

          INVESTMENTS - The Company classifies its securities as available for sale and are recorded at fair value with unrealized gains and losses included in comprehensive income in stockholders' equity.

          INVENTORIES - Inventories are carried at the lower of cost or market value, using the weighted average cost method.

          PROPERTY, EQUIPMENT AND IMPROVEMENTS - Property, equipment and improvements are stated at cost. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:


                Buildings and improvements      10-55 Years *       10-35 Years
                Machinery, equipment and other   4-22 Years *        4-20 Years
          * Prior to the acquisition of Petrini by NV

          GOVERNMENT GRANTS - Government grants on new property, plant and equipment acquired in accordance with Government's plans are recorded when authorized. Such grants are reflected as a reduction in the related property, plant and equipment.

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

          EXCESS OF COST OVER NET ASSETS ACQUIRED - Goodwill represents the excess of cost over the fair market value of net assets of an acquired business and is amortized over a period of 20 years from the acquisition date. The Company monitors the cash flows of the acquired operations to assess whether any impairment of recorded goodwill has occurred.

                          SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands of Dollars; in millions of Lire)


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

          INTANGIBLE ASSETS - Trademarks represent the amount of the purchase price allocated to the "Supermangimi Petrini" tradename as determined by independent appraisers. Amortization is provided on a straight-line basis over 17 years. Other intangible assets represent primarily patents and software costs and are amortized over their respective lives, not longer than five years. Amortization for the years ended December 31, 1999, 1998 and 1997 was approximately $5,837 (Lire 11,248), Lire 10,013 and Lire 8,796, respectively.

          REVENUE RECOGNITION - Revenue from sale of products is recorded when ownership is transferred to the customers, which is when shipment is made. It is not Company's policy to accept returns; in specific cases returns are accepted, however, the Company has not experienced any significant amounts of such returns. Revenue is presented net of returns and net of quantity, cash and other discounts.

          RESEARCH AND DEVELOPMENT - Research and development costs relate to the development of both present and future products and are charged to expense as incurred. Research and development expenses recorded by the Company totaled approximately $1,065 (Lire 2,052), Lire 1,434 and
          Lire 1,405, for the fiscal years ended December 31, 1999, 1998 and 1997, respectively.

          INCOME TAXES - The Company complies with Statement of Financial Accounting Standards No. 109 (SFAS 109) "Accounting for Income Taxes", which requires an asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed based on differences between the financial reporting and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

          STATEMENTS OF CASH FLOWS - The Company's short-term borrowings arise primarily through short-term credit facilities. The short-term borrowings are normally payable on demand. The cash flows from these items are included under the caption "Net Change in Short-Term Borrowings" in the statements of cash flows.

          FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of cash, accounts receivable and accounts payable and notes payable to banks approximate fair value because of the short-term nature of these items. The carrying amount of substantially all of the Company's long-term debt approximates fair value due to the floating interest rate on the debts.

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of these instruments at fair value. The statement, as amended, is effective for fiscal years beginning after June 15, 2000. Spigadoro will be required to adopt this standard, as amended, in its year ending December 31, 2001. Management believes that adopting this statement will not have a material impact on the financial position, results of operations, or cash flows of the Company.

          STOCK OPTIONS - The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". SFAS 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company accounts for its stock based compensation plans in accordance with the provisions of APB 25.

                          SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands of Dollars; in millions of Lire)



NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

          INCOME PER COMMON SHARE - Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS
          128), "Earnings Per Share". SFAS 128 requires dual presentation of basic and diluted earnings per share for all period presented. Basic earnings per share is computed by dividing income of the entity by the weighted average number of common shares outstanding for the period. Basic earnings per share excludes shares held in treasury and shares held in escrow pending release upon the occurrence of specified economic events (Note 13). Shares held in treasury and in escrow for the years ended December 31, 1999, 1998 and 1997 were 50,000 and 498,285, respectively. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted income per common share is the same as basic income per common share for the years ended December 31, 1999, 1998 and 1997. At December 31, 1999, the Company has unexercised stock options to purchase 950,000, shares, and has unexercised common stock purchase warrants to purchase 2,771,726 shares (Notes 12 and 13).

          RECLASSIFICATIONS - Certain reclassifications to prior years financial statements were made in order to conform to the 1999 presentation.

NOTE 3 -  ACQUISITIONS:

          During September 1998, N.V. had acquired 67% of the outstanding common stock of Petrini from Carlo Petrini and received an option to acquire the remaining 33% interest from the bankruptcy receiver of the minority shareholder of Petrini. N.V. exercised its option to acquire the 33% interest in November 1999. The acquisition was accounted for as a purchase and the aggregate purchase price of Petrini by N.V was allocated on the basis of the relative fair values of the assets acquired and the liabilities assumed while the balance of $5,213 (Lire 10,046) was recorded as goodwill and is being amortized over 20 years on a straight line basis. All purchase acquisition adjustments have been recorded in the consolidated financial statements of Petrini. In connection with N.V.'s acquisition of Petrini, management discontinued certain business operations of Petrini relating to pig and chicken breeding and implemented a plan to terminate certain employees. The restructuring costs related to these activities of approximately $1,129 (Lire 2,175) have been recorded as obligations resulting from the acquisition. At December 31, 1999, approximately $337 (Lire 650) is included in accrued liabilities related to unpaid restructuring charges.

          In December 1999 Spigadoro acquired 100% of the common stock of Petrini from N.V. in exchange for the issuance of 48,366,530 shares of Spigadoro's common stock, the assumption of approximately $13,244 (Lire 25,521) of promissory notes from N.V., and the issuance of a promissory note to N.V. in the amount of $6,300 (Lire 12,140). This acquisition was recorded as a reverse acquisition with Petrini being considered the acquiring Company for financial reporting purposes. Therefore, the assets and liabilities of Spigadoro were recorded at their fair market value in December 1999 as follows:

                                                December 31, 1999
                                        -------------------------------------
                                            (Dollars)           (Lire)

          Current assets                          $ 9,952             19,177
          Total assets                             11,992             23,110
          Current liabilities                       1,128              2,173
          Total liabilities                           588              1,134
          Stockholders' equity                     11,404             21,976

          As Spigadoro had no continuing operations at the date of the acquisition, no goodwill was recorded. The excess was recorded to capital in excess of par value.

                          SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands of Dollars; in millions of Lire)




NOTE 3 -  ACQUISITIONS:

          The consolidated financial statements of the Company include the balance sheet of Spigadoro as of December 31, 1999. The results of its operations for the period December 29, 1999 (date of acquisition) through December 31, 1999 are insignificant and not included in the consolidated financial statements. Simultaneously with the acquisition on December 29,1999, Spigadoro discontinued all its previous operations consisting of manufacturing and distributing computers and peripherals principally in Germany through its subsidiaries located in Germany. The net assets held for disposition are recorded at their estimated net realizable value at December 31, 1999. The Company has written down the net assets based upon estimated fair value for Columbus and expected sales proceeds for FSE to be received over a period of six years.

          The following pro forma condensed statements of operations for 1999 and 1998 give effect to the acquisitions and the decision to discontinue Spigadoro's previous operations as if they occurred on January 1 of each year:



                                         1999               1999         1998
                                   ---------------------------------------------
                                       (Dollars)           (Lire)

Net sales                            $ 135,737            261,565      266,307

Net income (loss)                        4,728              9,110       (1,613)

Basic and diluted income (loss)
 per share                                0.08             156.81       (27.96)

Weighted average number of common
 shares outstanding (in thousands)      58,095             58,095       57,694


NOTE 4 -  FACTORING OF RECEIVABLES:

          Starting from June 1999, the Company executed contracts with a factoring agency for the sale without recourse of trade receivables. Pursuant to the contract, the Company continues to collect and account for the collection of the receivables sold to the factoring agency. The amount of such collections are included in cash and cash equivalents and the liability to the factoring agency is reported as short-term borrowings for an amount of approximately $3,000 (Lire 5,923). The interest rate on unremitted funds is EURIBOR plus .4 to .5%.


NOTE 5 -  INVENTORIES:

          At December 31, 1999 and 1998, inventories consisted of:


                                     1999            1999            1998
                                 ------------    -------------    ----------
                                   (Dollars)                (Lire)

Raw materials and consumables        $  7,823         15,074         17,397
Work-in-process                           181            349          2,255
Finished goods                          3,303          6,366          5,469
                                 -------------  -------------  -------------

                                     $ 11,307         21,789         25,121
                                 =============  =============  =============

                          SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands of Dollars; in millions of Lire)



NOTE 6 -   PROPERTY, PLANT AND EQUIPMENT:

          At December 31, 1999 and 1998, property, plant and equipment consists of:

                                                1999           1999           1998
                                            -------------  -------------  -------------
                                              (Dollars)              (Lire)

           Land                                  $ 3,968          7,647          4,659
           Building and improvements              14,753         28,429         38,567
           Machinery, equipment and other         18,463         35,578         88,272
                                            -------------  -------------  -------------

                                                  37,184         71,654        131,498
           Less accumulated depreciation
            and amortization                         555          1,070         82,288
                                            -------------  -------------  -------------

                                                  36,629         70,584         49,210
                                            =============  =============  =============



NOTE 7 -   INTANGIBLE ASSETS:

           At December 31, 1999 and 1998, intangible assets consisted of:

                                      1999           1999           1998
                                   ------------  -------------  -------------
                                    (Dollars)              (Lire)

           Goodwill                    $ 6,787         13,079          6,560
           Other intangible assets       3,474          6,694         11,841
                                   ------------  -------------  -------------

                                        10,261         19,773         18,401
           Less: accumulated
           amortization                   (295)          (568)       (10,013)
                                   -----------    -------------  -------------

Total                                  $ 9,966         19,205          8,388
                                   ============  =============  =============



NOTE 8 -   OTHER ASSETS:

         At December 31, 1999 and 1998, other assets consisted of:


                                                            1999           1999           1998
                                                        -------------  -------------  -------------
                                                          (Dollars)               (Lire)

         Investments                                        $    56         108          1,136
         Receivable from Spigadoro NV                           229         442
         Advances on employees severance obligations            826       1,591          1,543
         Accounts receivable-long-term                          991       1,909            321
         Other                                                1,389       2,678          2,545
                                                        -------------  -------------  -------------

         Total                                              $ 3,491       6,728          5,545
                                                        =============  =============  =============


                          SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands of Dollars; in millions of Lire)

NOTE 9 -  SHORT-TERM BORROWINGS:

          At December 31, 1999 and 1998, the Company had unsecured short-term lines of credit aggregating approximately $46,000 (Lire 88,000) and $48,000 (Lire 92,000), respectively, from banks, of which approximately $27,000 (Lire 52,000) and $21,000 (Lire 40,000),
          respectively, were available for further borrowing. At December 31, 1999 and 1998, the weighted average interest rates for these lines of credit were 4% and 4.4%, respectively. Amounts outstanding under these lines of credits are normally payable upon demand.

          In connection with the Petrini transaction, the Company issued the following unsecured notes:


                                                       1999             1999
                                                   -------------   -------------
                                                     (Dollars)         (Lire)

$6,337(Lire 12,211), due December 31, 2000,
  with a fixed interest rate of 5% per annum (a)        $ 5,637          10,862
$1,000 (Lire 1,927), due March 31, 2000,
  non-interest bearing, discounted at an interest
  rate of 5% per annum                                      988           1,904
Lire 12,050 ($6,253), due June 30, 2000,
  non-interest bearing, discounted at an interest
  rate of 5% per annum (b)                                6,405          12,342
$6,150 (Lire 11,851), due December 31, 2000,
  non-interest bearing, discounted at an interest
  rate of 5% per annum (a)                                5,851          11,275
                                                   -------------   -------------

                                                       $ 18,881          36,383
                                                   =============   =============



(a) The notes are convertible into stock of the Company at the greater of $2.50 per share or 85% of the market value of the Company's common stock.

          Short-term borrowings include overdrafts of approximately $15,000 (Lire 28,000) and $26,000 (Lire 50,000) at December 31, 1999 and 1998,
          respectively, and by lines of credit for the discounting of "agriculture" drafts (a technical form of borrowing applicable to the sector in which the Company operates, which is based on the discounting of drafts) for approximately $1,300 (Lire 2,500) at December 31, 1999 and 1998. Included in the short-term borrowings at December 31, 1999 is also the liability to the factoring agency for an amount approximating $3,000 (Lire 5,923), as indicated in Note 4.

(b) This note is payable in Lire, however the total amount paid can not exceed the equivalent of $7 million on the date of payment.

                          SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands of Dollars; in millions of Lire)


NOTE 10 -     LONG-TERM DEBT:

              At December 31, 1999 and 1998, long-term debt consisted of:

                                                       1999           1999           1998
                                                   -------------  -------------  -------------
                                                    (Dollars)                (Lire)
Mortgage notes (a):

 Lire 5,000 ($2,595), due July 31, 2006, variable
  interest based on 6 months EURIBOR plus 0.6%
  (4.1% at December 31, 1999)                           $ 2,595          5,000
 Lire 2,340 ($1,214), due November 10, 2000, fixed
  annual interest rate of 12.2%                             104            201            789
 Lire 2,000 ($1,038) due November 5, 2003, fixed
  annual interest rate of 9.3%                                                          1,397
 Lire 12,000 ($6,227), due June 30, 2000, variable
  interest 50% based on State bonds average rate
  and 50% on three months LIBOR plus 1.2 (6.2%
  and 8.3% at December 31, 1999 and 1998,
  respectively)                                             566          1,091          3,273
Lire 1,000 ($519), due June 15, 2004, variable
 interest based on the European Bank's discount
 rate (4.2% and 7.0% at December 31, 1999 and
 1998, respectively)                                        292            562            688
Lire 5,000 ($2,595), due September 30, 2002,
 variable interest 50% based on semiannual Italian
 Treasury Bonds average rate and 50% listed
 bonds average rate plus 1.0 (annual rate of
 4.9% and 5.0% at December 31, 1999 and
 1998, respectively)                                      1,197          2,307          3,077
Various subsidized loans, fixed annual interest,
 rates varying from 3.4% to 5.1%                            224            432            784
Lire 3,300 ($1,713), due March 31, 2007, variable
 interest based on 6 months RIBOR plus 1 (5.3%
 and 7.2% at December 31, 1999 and 1998,
 respectively)                                            1,460          2,813          3,067
Lire 3,000 ($1,557), due March 31, 1999, variable
 interest based on 6 months RIBOR plus 0.7
 (7.0% at December 31, 1998)                                                              175
Variable interest rate loans, (7.0%
 to 7.5% at December 31, 1998)                                                          2,458
Lire 4,972 ($2,580), due May 31, 2006 variable
 interest based on the 6 months EURIBOR
 plus 0.6 (4.1% at December 31, 1999)                     2,419          4,662
                                                   -------------  -------------  -------------

                                                          8,857         17,068         15,708
Less current portion                                      1,862          3,589          4,266
                                                   -------------  -------------  -------------

Long-term debt, long-term portion                       $ 6,995         13,479         11,442
                                                   =============  =============  =============

                          SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands of Dollars; in millions of Lire)


NOTE 10 - LONG-TERM DEBT (CONTINUED):

          (a) The mortgage notes are collateralized by substantially all of the Company's properties.

          The loans that are subsidized by the Italian Government were obtained under a Government program for new investments. The interest paid by Italian Government amounted to Lire 22 in 1999 and Lire 65 in 1998. These subsidies reduced the effective interest rates applicable to these loans from 11.6% to 3.6% in 1999 and from 12.7% to 4.1% in 1998.

              Maturities of long-term debt are as follows:

           Year                       (Dollars)            (Lire)
                                  -----------------  -----------------

           2000                      $       1,862              3,589
           2001                              1,338              2,579
           2002                              1,382              2,664
           2003                              1,031              1,986
           2004                              1,048              2,019
           Thereafter                        2,196              4,231
                                  -----------------  -----------------

           Total                     $       8,857             17,068
                                  =================  =================


NOTE 11 - EMPLOYEES AND AGENTS TERMINATION INDEMNITIES:

          The liability for termination indemnities relates principally to the Company's employees. In accordance with Italian severance pay statutes, an employee benefit is accrued for service to date and is payable immediately upon separation. The termination indemnity liability is calculated in accordance with local civil and labor laws based on each employee's length of service, employment category and remuneration. The termination liability is adjusted annually by a cost-of-living index provided by the Italian Government. There is no vesting period or funding requirement associated with the liability.

          The liability recorded in the balance sheet is the amount to which the employee would be entitled if the employee separates immediately.

          The liability for termination indemnities includes also the liability to the sales agents, which is recognized to the agent if unilaterally dismissed by an employer or when he reaches retirement age.

          The provision for termination indemnities charged to operations amount to approximately $1,084 (Lire 2,089), Lire 2,167 and Lire 2,550 in the years ended December 31, 1999, 1998 and 1997, respectively.

                          SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (in thousands of Dollars; in millions of Lire, except per share amounts)

NOTE 12 -     STOCK OPTIONS:

          The following information relates to stock option activity of Spigadoro (formerly IAT Multimedia) prior to the acquisition of
          Petrini:

          In December 1996, the Company's Board of Directors and stockholders approved the adoption of the Company's 1996 Stock Option Plan (the 1996 Plan). The 1996 Plan provides for the grant of 500,000 non-qualified and incentive stock options to eligible employees and advisors. As of December 31, 1999 and 1998, 240,000 and 100,000
          options, respectively, have been granted under the 1996 Plan. As of December 31, 1999, no options have been exercised.

          During 1999, 1998 and 1997, the Company entered into stock option agreements outside the Plans. The agreements provide for the issuance of non-transferable options to purchase up to an aggregate of 335,000 shares of the Company's common stock at purchase prices ranging from $1.87 to $6.00 per share, as defined, and have piggy-back registration rights. As of December 31, 1999, 25,000 options have been exercised.

          In December 1999, the Company's Board of Directors and stockholders approved the adoption of the Company's 1999 Stock Option Plan (the 1999 Plan). The 1999 Plan provides for the grant of 2,500,000 shares of non-qualified and incentive stock options to eligible employees, officers, directors, consultants or advisors. As of December 31, 1999, 400,000 options have been granted under the 1999 Plan and no options have been exercised.

          The following summarizes the information relating to outstanding stock options during 1999, 1998 and 1997:


                                                             Number            Per
                                                              of             Option         Weighted
                                                            Shares            Price         Average
                                                        --------------   --------------   --------------
Shares under option at January 1, 1997                              -                 -               -
Granted                                                       145,000      9,632-11,562          10,637
                                                        --------------   ---------------   -------------

Shares under option at December 31,1997                       145,000      9,632-11,562          10,637
Granted                                                       385,000      8,190-11,562          10,599
                                                        --------------   ---------------   -------------

Shares under option at December 31, 1998                      530,000      8,190-11,562          10,599
Granted                                                       620,000      3,603-13,489           5,010
Exercised                                                     (25,000)           11,562          11,562
Cancelled                                                    (175,000)     9,632-11,562          11,003
                                                        --------------   ---------------   -------------

Shares under option at December 31, 1999                      950,000      3,603-13,489           6,860
                                                        ==============   ===============   =============

Exercisable at December 31, 1999                              950,000        $1.87-7.00          $ 3.56
                                                        ==============   ===============   =============


                          SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    (in thousands of Dollars; in millions of Lire, except per share amounts)

NOTE 12 - STOCK OPTIONS (CONTINUED):

          Had compensation cost for the Company's stock based compensation plans been determined based on the fair value at the grant dates, consistent with the provisions of SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                           1999            1999             1998             1997
                                      ---------------  --------------   --------------  ---------------
                                         (Dollars)                          (Lire)

Net income applicable to common
stockholders:
  As reported                                $ 1,193           2,295              829              278
  Pro forma                                      702           1,353           (1,442)            (335)
Basic and diluted income per share:
  As reported                                   0.02              40               14                5
  Pro forma                                     0.01              23              (25)              (6)


          The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for 1999, 1998 and 1997 grants, respectively: risk-free interest rate of 5%, 5% and 6%, respectively; no dividend yield; expected lives of 5 to 10 years; and expected volatility of 100%, 86% and 55%, respectively.



NOTE 13 - STOCKHOLDERS' EQUITY:

          In connection with the Company's IPO, certain of the Company's stockholders agreed to place an aggregate of 498,285 of their shares of the Company's common stock in escrow. These shares will not be assignable or transferable (but may be voted) until such time as they are released from escrow based upon the Company meeting certain annual revenue and/or earnings levels or the common stock attaining certain price levels. All shares remaining in escrow on March 31, 2000 will be forfeited and contributed to the Company's capital. In the event the Company attains any of the thresholds providing for the release of the escrowed shares to the stockholders, the Company will recognize compensation expense for the shares released to certain stockholders, computed at the time based on the fair market value of the shares.

          As of December 31, 1999, the Company had the following warrants outstanding:


Date issued     Warrants        Exercise Price Per Share          Expiration date
-----------     --------        -------------------------         ---------------
                                   (Dollars)      (Lire)

June 1998             88,241       $ 13.25        25,533               June 2003
April 1997           335,000          9.90        19,077              March 2002
1996                 473,485          7.80        15,031           December 2006
October 1996       1,875,000          7.80        15,031           December 2006



                          SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands of Dollars; in millions of Lire)


NOTE 13 - STOCKHOLDERS' EQUITY (CONTINUED):

          Italian law requires that 5% of a company's net income be retained as a legal reserve, until such reserve equals 20% of the share capital. This reserve is not available for distribution.

          Retained Earnings or other equity accounts are available for distribution only if recorded in the Italian official books. At December 31, 1999 balances distributable to the shareholders amount to approximately $5,500 (Lire 10,500) and are principally represented by surplus arising from revaluations of fixed assets and from Government grants both of which are taxable upon distribution. No deferred taxes have been provided for on such accounts because it is not management's intent to distribute such amounts.

NOTE 14 - SOCIAL CONTRIBUTIONS AND INCOME TAXES PAYABLE:

          These non-current liabilities consist of social contribution and income taxes due by the Company whose payment has been postponed beyond 2000 in application of the Government decrees enacted after the earthquake that hit the area where the headquarters and the major production activities of the Company are located. At December 31, 1999 and 1998, the components of these liabilities consisted of:

                                         1999           1999           1998
                                     ------------- -------------  -------------
                                       (Dollars)               (Lire)

         Income taxes                      $ 542          1,044            958
         Social contributions              1,939          3,737          3,778
                                    -------------  -------------  -------------

         Total                           $ 2,481          4,781          4,736
                                    =============  =============  =============


NOTE 15 - TAXES:

          Value Added - V.A.T. Taxes

          Taxes receivable of $7,211 (Lire 13,895) at December 31, 1999 and $6,813 (Lire 13,129) at December 31, 1998 relate principally to V.A.T. taxes for which the Company periodically receives reimbursement from the V.A.T. office. The V.A.T. receivable position is attributable to the fact that the V.A.T. rate applicable to the products sold by the Company is lower than the average rate applied to its purchases, costs and expenses.

          Income Taxes

          Income before income taxes and the provision for income taxes consisted of the following for the years ended December 31, 1999, 1998 and 1997:


                                    1999            1999             1998             1997
                               ---------------  --------------   --------------  ---------------
                                  (Dollars)                          (Lire)

Income before income taxes            $ 3,486           6,715            4,416              715
                               ---------------  --------------   --------------  ---------------
Provision for income taxes:
   Current                             (2,333)         (4,496)          (3,580)            (476)
   Deferred                                40              76               (7)              39
                               ---------------  --------------   --------------  ---------------

                                       (2,293)         (4,420)          (3,587)            (437)
                               ---------------  --------------   --------------  ---------------

Net income                            $ 1,193           2,295              829              278
                               ===============  ==============   ==============  ===============


                          SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands of Dollars; in millions of Lire)


NOTE 15 - TAXES (CONTINUED):

          A reconciliation between the Italian statutory tax rate and the effective tax rate is as follows:


                                    1999        1999                 1998                1997
                                 ------------ -------------------  ------------------  --------------------

                                   Amount       Amount      %       Amount      %       Amount       %
                                 ------------ -------------------  ---------  -------  ---------  ---------
                                   Dollar       Lire                 Lire                Lire

Tax provision applying
 the Italian statutory rate
 of 41.25% in 1999 and
 1998 and of 53.2% in
 1997                                 $1,436     2,767      41.2%      1,822    41.2%       380       53.2%

Permanent differences
 for non-deductible
 expenses:
   For IRPEG-ILOR (until
     1997)                               199       384       5.7        349      7.9        814      113.8
   For IRAP (primarily on
      salaries and interest)             915     1,763      26.3      1,416     32.1

Tax savings resulting from
 exemptions for ILOR tax
 purposes                                                                                  (404)     (56.5)

Tax legislation to introduce
 the IRAP tax and eliminate
 the ILOR tax                                                                              (353)     (49.4)
Other                                   (257)     (494)     (7.4)
                                 ------------ ---------  --------  ---------  -------  ---------  ---------
Tax provision and effective
 tax rate                             $2,293     4,420      65.8%      3,587     81.2%      437       61.1%
                                 ============ =========  ========  =========  ========  =======    ========


                          SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands of Dollars; in millions of Lire)


NOTE 15 - TAXES (CONTINUED):

The Italian Regional Tax on Productive Activities ("IRAP") was enacted in December 1997 which eliminated the ILOR tax (at a statutory rate of 16.2%) and other indirect taxes and replaced them with IRAP, at a statutory rate of 4.25% on a higher taxable income (principally before labor costs and interest), starting on January 1, 1998. The Italian statutory rate for 1999 and 1998 was 41.25% comprised of 37% IRPEG and 4.25% IRAP. A valuation allowance of $3,971, Lire 7,653 and Lire 201 has been provided against the deferred tax assets at December 31, 1999 and 1998 based on estimates made by management assuming that it is more likely than not that certain deferred tax assets will not be recovered for both IRPEG and IRAP tax purposes.

At December 31, 1999 and 1998, principal items comprising net deferred income tax assets consisted of :


                                        1999           1999           1998
                                    -------------  -------------  -------------
                                     (Dollars)               (Lire)
             Assets
Italian tax
   revaluation of assets                 $ 3,973          7,657          7,920
Agents' termination indemnity                                              120
Allowance for doubtful accounts              356            686            849
Net operating loss carryfowards            6,476         12,480
Other                                        294            567            349
                                    -------------  -------------  -------------

                                          11,099         21,390          9,238
Less valuation allowance                  (3,971)        (7,653)          (201)
                                    -------------  -------------  -------------

Total assets                               7,128         13,737          9,037
                                    -------------  -------------  -------------

             Liabilities

Gains on sale of assets which for
 tax purposes, are deferred                 (182)          (350)          (467)
Push-down of step-up adjustments          (5,312)       (10,237)
Accelerated amortization of
 trademarks                               (1,055)        (2,033)        (2,063)
                                    -------------  -------------  -------------

Total liabilities                         (6,549)       (12,620)        (2,530)
                                    -------------  -------------  -------------

Net deferred tax assets                    $ 579          1,117          6,507
                                    =============  =============  =============

Tax years for the Companies are open from 1994 and are subject to review pursuant to Italian law. The Company has been subjected to tax reviews in previous years. Management believes, based on the advice of its tax consultants, that the final outcome of the tax assessments deriving from such reviews, if any, will not result in any significant additional liabilities.

                          SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands of Dollars; in millions of Lire)


NOTE 15 -  TAXES (CONTINUED):

           At December 31, 1999, the Company has net operating loss carryforwards (NOL) for Swiss, German and United States income tax purposes of approximately $2,544 (Lire 4,903), $928 (Lire 1,788) and $3,004 (Lire 5,789), respectively. The Swiss NOLs expire between 2000 and 2006, the German NOLs have no expiration date and the United States NOLs expire through 2019. As a result, at December 31, 1999, the Company recorded deferred tax assets of approximately $6,500 (Lire 12,500) and a valuation allowance of approximately $3,900 (Lire 7,500) relating to the NOLs.

NOTE 16 - COMMITMENTS AND CONTINGENCIES:

          Commitments

          Commitments of approximately $1,330 (Lire 2,564) at December 31, 1999 include principally guarantees given to banks for discounting of customers' drafts.

          In February 2000, the Company entered into a sub-lease of office facilities with an affiliate at an annual rent of approximately $230 (Lire 443) through January 2002.

          Contingencies

          The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. The amount provided for at December 31, 1999 and 1998 is $52 (Lire
          100). It is the opinion of management that the ultimate resolution of these matters, to the extent not currently provided for, will not have a material effect on the financial statements of the Company.

          Modifications to General Regulatory Plan ("GRP") of the City Council of Bastia Umbra

          The City Council of Bastia Umbra on December 21, 1996 approved a modification to its GRP, changing the purpose of use of the areas currently utilized by Petrini for its production activities preventing the continuation of such activities in Bastia. Petrini presented to the City Council its observations and comments on such proposed modifications asking to continue its production activities in the area currently occupied by its factory or, alternatively, asking for the authorization to transfer its production facilities to another own area in Ospedalicchio. On September 4, 1999 the City Council published its decision of May 17, 1999 to reject the request of Petrini to maintain its production activities in Bastia, while approved the change of the purpose of use of the area in Ospedalicchio (from agricultural to industrial) in order to make possible the transfer of the factory. The decision of the City Council has to be approved by Regione Umbria.

          In the event the modification be definitely approved by the Region, without changes, and no legal actions could be initiated by Petrini, the entire factory of Bastia must be transferred and the Company will be indemnified. Although the Directors believe that the modification will not be approved without changes, and accordingly such transfer will not be necessary, they have initiated to study and evaluate the possible alternatives, which include the construction or the acquisition of another factory. The Company has already started the procedures to obtain subsidies of Law 488. The Directors estimate that, due to the time frame required by the public entities to make effective their decisions, the actual transfer will take place at least after two years from the date on which the final decision will be taken. The Directors believe that the transfer of the production activities will not have a significant impact on the Company's financial statements.

NOTE 17 -  CONCENTRATION OF CREDIT RISK:

           Concentration of credit risk and the risk of accounting loss with respect to trade accounts receivable is generally limited due to the number and diversity of the Company's end customer base and the areas and the markets in which the customers are located. The Company performs frequent credit evaluations of its customers' financial condition and normally does not require collateral from its customers. Net direct sales to any one customer did not exceed 5% of total direct sales in each of the three years in the period ended December 31, 1999. As of December 31, 1999, accounts receivable from the largest customer does not exceed 10% of total accounts receivable.

           Cash deposits are maintained with major banks in Italy.

                          SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands of Dollars; in millions of Lire)



NOTE 18 - INFORMATION BY SEGMENT:

          The Company manages its business on a segment basis. The significant segments operated by the Company consist of: i) pasta and other food products and ii) animal feed and other activities. Information relative to significant segments is reported below for the years 1999, 1998 and 1997. The accounting policies of the segments are substantially the same as those described in Note 2 Significant Accounting Policies.


                                                                  Animal
                                                Pasta and        feed and
                                               other food          other             Total
                                                products         activities          Company
                                             ---------------   ---------------   ---------------

1999     (Dollars)
Total revenue                                      $ 35,809          $ 99,928         $ 135,737
Depreciation and amortization                           950             2,160             3,110
Income from operations                                  643             4,375             5,018
Identifiable long-term assets (property,
 plant and equipment and intangibles)                 9,998            36,597            46,595
Capital expenditures                                    321             1,033             1,354

1999     (Lire)
Total revenue                                        69,003           192,562           261,565
Depreciation and amortization                         1,830             4,162             5,992
Income from operations                                1,239             8,431             9,670
Identifiable long-term assets (property,
 plant and equipment and intangibles)                19,267            70,522            89,789
Capital expenditures                                    619             1,991             2,610

1998     (Lire)
Total revenue                                        71,163           195,144           266,307
Depreciation and amortization                         1,251             4,367             5,618
Income from operations                                1,058             7,434             8,492
Identifiable long-term assets (property,
 plant and equipment and intangibles)                11,590            46,008            57,598
Capital expenditures                                    732             2,335             3,067

1997     (Lire)
Total revenue                                        73,125           221,734           294,859
Depreciation and amortization                         1,199             4,119             5,318
Income from operations                                1,259             5,672             6,931
Identifiable long-term assets (property,
 plant and equipment and intangibles)                12,983            48,775            61,758
Capital expenditures                                  1,534             5,342             6,876




                          SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands of Dollars; in millions of Lire)


NOTE 18 - INFORMATION BY SEGMENT (CONTINUED):

          Export sales by the Company from Italy, all related to pasta and other food products were as follows:


      Country - Region      1999            1999           1998            1997
                         -------------  -------------  -------------   -------------
                          (Dollars)                        (Lire)


      Europe                  $ 1,903          3,668          3,256           3,238
      U.S.A.                    1,537          2,961          1,442           2,219
      Japan                     2,322          4,474          4,948           5,311
      Rest of the world         2,483          4,785          5,532           5,235
                         -------------  -------------  -------------   -------------

      Total                   $ 8,245         15,888         15,178          16,003
                         =============  =============  =============   =============

          Substantially all long-lived assets are located in Italy.

NOTE 19 - VALUATION AND QUALIFYING ACCOUNTING:


                                         Balance at      Charged to                    Balance at
                                          beginning       costs and                      end of
                                          of period       expenses      Deductions       period
                                        -------------   -------------  -------------  -------------


      Year ended December 31, 1999
       (thousands of Dollars):

      Allowance for doubtful accounts        $ 1,394          $  860         $1,290          $ 964
                                        =============   =============  =============  =============

      Year ended December 31, 1999
       (millions of Lire)

      Allowance for doubtful accounts          2,686           1,658          2,487          1,857
                                        =============   =============  =============  =============

      Year ended December 31, 1998
       (millions of Lire)

      Allowance for doubtful accounts          2,646           1,391          1,351          2,686
                                        =============   =============  =============  =============

      Year ended December 31, 1997
       (millions of Lire)

      Allowance for doubtful accounts          2,633             982            969          2,646
                                        =============   =============  =============  =============

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands of Dollars; in millions of Lire)

NOTE 20 - DISCONTINUED LINE OF BUSINESS:

          In 1999, the Company decided to discontinue the pig and chicken breeding activity. Reported operating data related to the discontinued line of business follows:



                                                                       1999            1999           1998
                                                                   -------------   -------------  -------------
                                                                    (thousands         (millions of Lire)
                                                                     of Dollars)

Net sales                                                               $ 3,578           6,895          4,693
Cost of sales                                                             4,008           7,723          5,545
                                                                   -------------   -------------  -------------

                                                                           (430)           (828)          (852)
Operating expenses                                                          116             224            240
                                                                   -------------   -------------  -------------

Operating loss from discontinued line of business                        $ (546)         (1,052)        (1,092)
                                                                   =============   =============  =============



          The discontinued line of business was operated directly and indirectly through agreements with external breeders. Effective October 1, 1999, the plant leased for such activity under an operating lease has been subleased to other breeders. Terms of the lease $78 (Lire 150) annual rent with a duration of two years) have been applied to the sublease agreement. Starting the same date October 1, 1999, owned premises and plants, with a net book value at December 31, 1999 of $1,311 (Lire 2,526) have been rented for an annual rent of $104 (Lire 200) for a period of five years. No decision has been made to date regarding the remaining owned plants, with a net book value at December 31, 1999 of $1,191 (Lire 2,272). Management believes that the book value of such assets approximates its fair value and no material impairment will derive from the disposition of such assets.

NOTE 21 - RELATED PARTY TRANSACTIONS:

          At December 31, 1999, the Company had amounts due from N.V. of $229 (Lire 442) and $29 (Lire 55) included in other assets and accounts receivable, respectively.

          N.V. charged the Company an amount of $300 (Lire 578) for expenses incurred on behalf of Petrini in relation to their acquisition of Petrini.


NOTE 22 - SUBSEQUENT EVENT:

          In February 2000, the Company sold its investment in Algo Vision for approximately $16,800 (Lire 32,374). The 750,000 shares owned by the Company had a fair market value as of December 31, 1999 of approximately $3,000 (Lire 5,793). These shares were recorded at their fair value at the date of the merger between the Company and Petrini. The Company has not had any other purchases or sales of investments in 1999, 1998 and 1997.

          In January 2000, the Company sold its 100% ownership of the General Partner of FSE Computer-Handel GmbH & Co. KG (FSE) and its 80% ownership of the limited partnership interest of FSE for approximately $200 (Lire 394) payable over a six year period. The consolidated balance sheet has been adjusted to record this investment at its net realizable value.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               SPIGADORO, INC.


Dated  March 30, 2000                          By:

                                               /s/ Jacob Agam
                                               --------------------------------
                                               Jacob Agam
                                               Chairman and Chief Executive
                                               Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                 TITLE                                       DATE

/s/ Jacob Agam
--------------------
Jacob Agam               Chairman of the Board of Directors       March 30, 2000
                         and Chief Executive Officer
                         (principal executive officer)

/s/ Klaus Grissemann
--------------------
Klaus Grissemann         Chief Financial Officer and Director     March 30, 2000
                         (principal accounting and
                         financial officer)

/s/ Lucio DeLuca
--------------------
Lucio DeLuca             Chief Operating Officer and              March 30, 2000
                         Director
/s/ Marc S. Goldfarb
--------------------
Marc S.  Goldfarb        Director                                 March 30, 2000

/s/ Carlo Petrini
--------------------
Carlo Petrini            Co-Chairman of the Board                 March 30, 2000

/s/ Robert Weiss
--------------------
Robert Weiss             Director                                 March 30, 2000

/s/ Erich Weber
--------------------
Erich Weber              Director                                 March 30, 2000