Form 10-K/A
period 1999-12-31
SPIGADORO INC
filed 2000-04-27
CIK 1029443

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                          COMMISSION FILE NO. 000-22101

                                 SPIGADORO, INC.
                 ----------------------------------------------
                  (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS
                                    CHARTER)

                   DELAWARE                         13-3920210
                   --------                         ----------
        (STATE OR OTHER JURISDICTION             (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)         IDENTIFICATION NO.)

                                 SPIGADORO, INC.
                         70 EAST 55TH STREET, 24TH FLOOR
                            NEW YORK, NEW YORK 10022
               ---------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


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

                       DOCUMENTS INCORPORATED BY REFERENCE

         See the Exhibit Index hereto.

================================================================================

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the names, ages and positions of our executive officers and directors:

NAME                  AGE    POSITION
----                  ---    --------
Jacob Agam            45     Chairman of the Board and Chief Executive Officer
Carlo Petrini         66     Co-Chairman of the Board
Lucio De Luca         49     Chief  Operating  Officer and Director
Klaus Grissemann      56     Chief Financial Officer and Director
Marc S. Goldfarb (1)  36     Director
Erich Weber (1)       58     Director
Robert Weiss (1)      53     Director

----------------------------------
(1) Member of Audit Committee

         JACOB AGAM has served as our Co-Chairman of the Board since our organization in October 1996 and became our Chairman and our Chief Executive Officer in April 1998 and the Chairman of the Board and President of Petrini in March 2000. Mr. Agam has served as the Chairman of the Board and Chief Executive Officer of Gruppo Spigadoro N.V., a Dutch holding company and principal stockholder of Spigadoro, since September 1998 and the Chairman of the Board of iEntertainment Network, Inc., a developer and publisher of proprietory Internet and on-line multi-player games, since August 1999. Mr. Agam is a founder and Chairman of Vertical Capital Ltd. and Orida Capital Ltd., companies engaged in private equity investments and advisory services, respectively, since their inception in 1998, and the Chairman of Vertical Financial Holdings, an affiliate of Vertical Capital and a stockholder of Spigadoro, since 1991. Mr. Agam, in his capacity as Chairman of Vertical, spends a portion of his business time providing services to companies other than Spigadoro. Orida provides services for Vertical pursuant to an agreement between Orida and Vertical. Mr. Agam received a law degree from Tel Aviv University in 1984 and an LLM degree in securities and corporate finance from the University of Pennsylvania in 1986.

         CARLO PETRINI has served as our Co-Chairman of the Board since February 2000 and has served as a director of Spigadoro since December 1999. Mr. Petrini is a direct descendant of the founder of Petrini, has worked for Petrini for 43 years and has served as its Chairman of the Board from 1980 until March 2000. Mr. Petrini currently serves as Vice President and a director of Petrini. Mr. Petrini also co-founded the American-Italian Pasta Company, a United States pasta manufacturing and distribution company, which was sold in 1989 and subsequently listed on the New York Stock Exchange. Mr. Petrini is also a board member of various Italian trade groups, industrial and food companies, as well as Banca d'Italia (Perugia).

         LUCIO DE LUCA has served as our Chief Operating Officer and director of Spigadoro since December 1999. Mr. De Luca has over 24 years of experience in the food and manufacturing industry and served as Chief Operating Officer of Petrini from December 1998 until March 2000 and Chief Executive Officer of Petrini since March 2000. From 1994 to 1998, Mr. De Luca served as General Manager of several divisions of Averna Group, a large Italian industrial holding company. From 1990 to 1993, Mr. De Luca served as President of Pepsi Cola Foods International Inc. Italy. From 1987 to 1989, he served as Divisional Manager of Mars (Italy) and from 1978 to 1987, Mr. De Luca served in various capacities, including Marketing Director of Henkel (Italy), a large German chemical company. Mr. De Luca also served in London, England from 1974 to 1978, as General Manager of Compagnia Commerciale Meridionale, an Italian import-export company.

         KLAUS GRISSEMANN has served as our Chief Financial Officer since our organization in October 1996 and has served as a director of Spigadoro since December 1996. In 1989, Mr. Grissemann joined IAT AG, one of our subsidiaries, as Chief Financial Officer and has served as a director of IAT AG since 1993. From 1979 until 1988, Mr. Grissemann served as Chief Financial Officer of Jaeger Le Coultre AG, a Swiss watch manufacturer. Mr. Grissemann graduated from Kantonale Handelsschule business school in Zurich.

         MARC S. GOLDFARB has served as a director of Spigadoro since September 1999. Since August 1998, Mr. Goldfarb has served as the President and Managing Director of Orida Capital USA, Inc., a consulting firm that is the U.S. representative of the Vertical Group, a global private equity firm. Prior to joining Orida Capital USA, Mr. Goldfarb was a corporate and securities attorney for over 10 years, most recently as a partner at Bachner, Tally & Polevoy LLP in New York, where he specialized in corporate finance, venture capital and mergers and acquisitions. Mr. Goldfarb holds a B.S. degree in Management and Industrial Relations from Cornell University and a J.D. from the University of Pennsylvania Law School.

         DR. ERICH WEBER has served as a director of Spigadoro since June 1998. Dr. Weber has served in several management positions at Revi Informatik, a data processing consulting company, since 1992 following ten years as a partner and manager of electronic data processing consulting of Revisuisse Price Waterhouse, Zurich. Prior thereto, he served as department manager of infomatics for Migros Genossenschaftsbund and Alusuisse, a producer of aluminum products. Dr. Weber earned his doctorate in Economic Science from the University of Zurich in 1970.

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

         All directors hold office until the next annual meeting of stockholders or until their successors are elected and qualified. Vacancies and any additional positions created by board action are filled by action of the existing Board of Directors. All officers serve at the discretion of the Board of Directors.

RIGHTS TO NOMINATE DIRECTORS

         Under the terms of the Petrini acquisition in December 1999, we agreed that for so long as Gruppo Spigadoro (or its current shareholders), their respective affiliates and Carlo Petrini collectively hold at least:

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

Gruppo Spigadoro has not yet nominated any members of our Board of Directors. However, the existence of such rights increases the control over us by Gruppo Spigadoro and its affiliates, including members of the Vertical Group. Prior to December 1999, Vertical Financial had the right to nominate two members for election to our Board of Directors. Mr. Agam, our Chairman of the Board and Chief Executive Officer, and Mr. Goldfarb were nominated to our Board of Directors by Vertical Financial. See "-- Director Compensation" and "--Certain Relationships and Related Transactions."

COMMITTEES OF THE BOARD OF DIRECTORS

Audit Committee

         The Audit Committee consists of Messrs. Goldfarb, Weber, and Weiss. The primary functions of the Audit Committee are to recommend engagement of our independent public accountants and to maintain communications among such independent auditors, the Board of Directors and our internal accounting staff with respect to accounting and audit procedures, the implementation of recommendations by such independent auditors, the adequacy of our internal controls and related matters.

ADVISORY COMMITTEES TO THE BOARD OF DIRECTORS

Advisory Compensation Committee

         The Advisory Compensation Committee consists of Messrs. Petrini, De Luca, and Mario Amoroso, a Director of Petrini. The principal functions of the Advisory Compensation Committee are to review the management organization and development, review significant employee benefit programs, including bonus plans, stock option and other equity-based programs, deferred compensation plans and any other cash or stock incentive programs and to advise and recommend to the Board of Directors action to be taken by the Board of Directors with respect to such matters.

Advisory Acquisition Committee

         The Advisory Acquisition Committee consists of Messrs. De Luca, Grissemann, Petrini and Robert Taylor, who serves as our Director of Corporate Development. The Acquisition Committee advises the Board of Directors on matters concerning our acquisition program, including identification of acquisition targets, determination of the preliminary approach and negotiation strategy, and management of contract preparation.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers and persons who own more than 10% of a class of our equity securities which are registered under the Exchange Act to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities. To our knowledge, based solely on a review of the copies of such reports furnished to us and on representations that no other reports were required, no person required to file such a report failed to file on a timely basis during fiscal 1999.

ITEM 11.  EXECUTIVE COMPENSATION

         The following summary compensation table sets forth the aggregate compensation paid by us to Jacob Agam, our Chief Executive Officer, and to our four other most highly compensated executive officers whose aggregate compensation exceeded $100,000 for fiscal 1999 for services rendered during the fiscal years ended December 31, 1999, 1998, and 1997 ("named executive officers"):

                           SUMMARY COMPENSATION TABLE

                                               Annual Compensation(1)                           Long-Term Compensation
                                    ---------------------------------------------     -------------------------------------------

                                                                   Other Annual       Restricted    Securities      All other
Name and Principal                             Salary    Bonus     Compensation          Stock      Underlying     Compensation
Position                              Year      ($)       ($)          ($)             Awards(s)    Options(#)         ($)
--------                              ----      ---       ---          ---             ---------    ----------         ---
Jacob Agam (2)
Chairman of the Board of
Directors and Chief  Executive
Officer.......................        1999      75,000     --           --                 --        40,000             --
                                      1998      25,000     --           --                 --            --             --

Klaus Grissemann(3)
Chief Financial
Officer.......................        1999     142,176     --        8,685(5)              --        25,000             --
                                      1998     144,845     --        8,731(5)              --        50,000             --
                                                                    25,000(4)
                                      1997     142,083     --        8,792(5)              --            --             --

Nico Hildebrand(6)
Chief Operating Officer.......        1999     119,565  29,891          --                 --        60,000             --

Lucio De Luca(7)
Chief Operating Officer ......        1999     155,682(8)  --          20,757(8)           --       250,000          4,567(9)
                                                                       18,681(10)
                                      1998      13,250(8)              21,000(8)           --            --             --
                                                                       10,600(10)

Carlo Petrini
Co-Chairman of the Board of
Directors ....................        1999          --     --         259,470(8)           --            --             --
                                                                       31,136(10)

                                      1998          --     --         265,000(8)           --            --             --
                                                                       18,600(10)
                                      1997          --     --         265,000(8)           --            --             --
                                                                       18,600(10)

(1) Compensation is paid in Swiss Francs, German Marks, or Italian Lira and is converted into U.S. dollars at the exchange rate of $1.00 = 1927 Lira for 1999, and $1.00 = 1887 Lira for 1998 and 1997, $1.00 = 1.84 DM
         for 1999 and $1.00 = 1.50 SF, $1.00 = 1.45 SF, and $1.00 = 1.44 SF for
         1999, 1998 and 1997 respectively.
(2) Mr. Agam served as Co-Chairman of the Board since our organization in 1996 and became the sole Chairman and Chief Executive Officer in April 1998. Under an employment agreement effective January 1, 2000, Mr. Agam was entitled to an annual salary of $300,000 per year plus certain other benefits. This agreement was terminated in April 2000. Excludes $144,000, $144,000 and $123,000 paid or accrued to Vertical Financial as compensation for the services of Jacob Agam, our Chairman, during 1999, 1998 and 1997, respectively. See "-- Director Compensation" and "-- Employment Contracts and Termination of Employment and Change-In-Control Arrangements."
(3) Mr. Grissemann is not directly employed by Spigadoro. His services are provided on a per diem basis by Grissemann Consulting S.A. See "-- Employment Contracts and Termination of Employment and Change-In-Control Arrangements."
(4) Consists of a payment to Mr. Grissemann for services rendered in connection with the acquisition of Columbus Computer Handels-und Vertriebs in November 1998. See "-- Employment Contracts and Termination of Employment and Change-In-Control Arrangements."
(5)      Represents payments made by us for automobile leases.
(6) Mr. Hildebrand resigned as our Chief Operating Officer effective December 31, 1999.
(7) In connection with the Petrini acquisition, we entered into an employment agreement with Mr. De Luca effective as of January 1, 2000 under which Mr. De Luca is entitled to an annual salary of $55,000. Mr. De Luca is also entitled to compensation from Petrini for services rendered as the Chief Executive Officer of Petrini. See "--Employment Contracts and Termination of Employment and Change-In-Control Arrangements."
(8) Represents compensation received from Petrini for services rendered as executive officers or directors of Petrini.
(9)      Represents life insurance premiums paid by Petrini.
(10)     Represents payments received from Petrini for automobile leases.

                      OPTION GRANTS IN THE LAST FISCAL YEAR

      The following table sets forth certain information regarding stock options granted to our named executive officers during the fiscal year ended December 31, 1999. No stock appreciation rights were granted to these individuals during such year.

                                                       Individual Grants
                            ----------------------------------------------------------------------
                                                                                                       Potential
                                Number of         Percent of                                       Realizable Value
                               Securities           Total                                             At Assumed
                               Underlying          Options        Exercise                          Annual Rate of
                                 Options          Granted to       or Base                            Stock Price
                                 Granted          Employees         Price        Expiration        Appreciation For
            Name                   (#)          in Fiscal Year     ($/Sh)           Date            Option Term(1)
            ----                   ---          --------------     ------           ----            -----------
                                                                                                  5%($)        10%($)
Jacob Agam                      40,000(3)           6.1%             1.875         11/16/09       47,167      119,531

Klaus Grissemann                25,000(3)           3.8%             1.875         11/16/09       29,479       74,707

Nico Hildebrand                 60,000(2)           9.1%              7.25           (2)            --           --

Lucio De Luca                  250,000(4)          37.9%              2.75         12/22/09      432,365    1,095,698

Carlo Petrini                       --               --                --             --            --           --

----------------
(1) Calculated by multiplying the exercise price by the annual appreciation rate shown (as prescribed by the SEC rules) and compounded for the term of the options, subtracting the exercise price per share and multiplying the gain per share by the number of shares covered by the options. These amounts are not intended to forecast possible future appreciation, if any, of the price of our common stock. The actual value realized upon exercise of the options will depend on the fair market value of our common stock on the date of exercise.
(2) Mr. Hildebrand resigned as an executive officer of Spigadoro effective as of December 31, 1999 and, as a result, these options have terminated.
(3) The options are all exercisable in full commencing from the date of grant.
(4) The options are exercisable as follows: 50,000 options on January 1, 2000, and the remaining 200,000 options in three equal annual installments commencing January 1, 2001.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

      The following table sets forth certain information with respect to the exercise of stock options during fiscal 1999 by our named executive officers and the number and value of unexercised options held by each of our named executive officers as of December 31, 1999:

                                                           Number of Securities               Value of Unexercised
                         Shares                           Underlying Unexercised              In-the-Money Options
                        Acquired          Value                 Options at                             at
           Name        on Exercise       Realized          Fiscal Year-End (#)               Fiscal Year-End ($)(1)
           ----        -----------       --------          -------------------               ----------------------
                                                     Exercisable       Unexercisable    Exercisable         Unexercisable
                                                     -----------       -------------    -----------         -------------
Jacob Agam                 --               --          40,000               --           $50,000                --
Klaus Grissemann           --               --          75,000               --           $31,250                --
Nico Hildebrand(2)         --               --          20,000             40,000           --                   --
Lucio De Luca              --               --                            250,000           --                $93,750
Carlo Petrini              --               --            --                 --             --                   --

---------------
(1) Calculated by multiplying the number of in-the-money options at December 31, 1999 by the difference between the fair market value of our common stock at December 31, 1999 ($3.125) and the option exercise price.
(2) Mr. Hildebrand resigned as an executive officer of Spigadoro effective as of December 31, 1999 and, as a result, these options have terminated.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

      Mr. Agam

         We entered into an employment agreement effective as of September 1, 1998 with Mr. Agam under which Mr. Agam agreed to serve as our Chief Executive Officer for a three year term expiring September 1, 2001. Under the employment agreement, Mr. Agam was entitled to an annual salary of $75,000 per year, plus a bonus to be approved by the Board of Directors. If the employment agreement was terminated by us without cause, Mr. Agam was entitled to receive his base salary for a period of one year following the date of termination. In connection with the Petrini transaction, we entered into an Amended and Restated Employment Agreement effective January 1, 2000 with Mr. Agam which provided for an annual salary of $300,000 and which agreement was subsequently terminated in April 2000 by mutual agreement between us and Mr. Agam and was replaced with an agreement with Vertical Financial under which we agreed to pay Vertical Financial $25,000 per month, plus expenses, through December 2002 for the services of Mr. Agam as our Chairman of the Board and Chief Executive Officer.

      Mr. Grissemann

         Mr. Grissemann's services are provided to us on a per diem basis by Grissemann Consulting S.A. pursuant to an agreement, dated September 1, 1992, and amended on December 19, 1994, between IAT AG and Grissemann Consulting S.A. This agreement has an indefinite term and provides that Mr Grissemann is responsible for the administration and accounting of Spigadoro and that the amount of his business time which he is to devote to our affairs is to be agreed among the parties but shall not be less than 30% of Mr. Grissemann's business time. Grissemann Consulting S.A. is paid a fee of SF 775 (approximately $538) per day to be amended yearly in line with increases in salary of our other executive officers plus expenses of an automobile to be provided to Mr. Grissemann. In July 1998, we further amended the agreement to provide for a payment to Mr. Grissemann for services provided by him in connection with our acquisitions or financings. The amount to be paid to Mr. Grissemann for such services in any year will not exceed $50,000. In 1998, we paid $25,000 to Mr. Grissemann for services provided in connection with our acquisition of Columbus.

      Mr. De Luca

         We entered into an Employment Agreement effective January 1, 2000 with Mr. De Luca pursuant to which Mr. De Luca agreed to serve as our Chief Operating Officer for an initial term of three years with an annual base salary of $55,000, housing expenses of up to $20,000 per year and a bonus to be approved by our Board of Directors. Mr. De Luca also received a one-time signing bonus of $75,000 and an initial grant of options to purchase 250,000 shares of our common stock, which options vest over a period of three years. The employment agreement provides for the termination of Mr. De Luca by us prior to the expiration or its terms in the event of Mr. De Luca's death or disability or for cause. If the employment agreement is terminated by us without cause or terminated by Mr. De Luca for constructive discharge, Mr. De Luca will be entitled to receive a severance payment equal to his base salary for the lesser of (i) the remainder of the existing term of Mr. De Luca's employment and (ii) two years from the effective date of termination. Mr. De Luca is also compensated by Petrini for services rendered as the Chief Operating Officer of Petrini. In addition, Mr. De Luca has agreed not to compete with us or our affiliates, solicit any of our customers or clients or act on behalf of a competitor, or interfere with our relationships with our affiliates and employees during the term of the employment agreement and for a period of time following the termination of such employment agreement.

         Petrini entered into an employment agreement effective December 1, 1998 with Mr. De Luca under which Mr. De Luca agreed to serve as the Chief Operating Officer of Petrini until June 1, 2000. The employment agreement is governed by Italian law. Mr. De Luca is entitled to an annual salary of Lit. 350,000,000 (approximately $187,000). Mr. De Luca received a bonus of Lit. 50,000,000 (approximately $26,500) in 2000 upon Petrini meeting certain performance thresholds. Under the agreement, Petrini pays for a car for Mr. De Luca's use. Mr. De Luca is subject to a confidentiality provision. In March 2000, Mr. De Luca was appointed Chief Executive Officer of Petrini

      Mr. Hildebrand

         We entered into an employment agreement effective as of February 1, 1999 with Mr. Hildebrand under which Mr. Hildebrand agreed to serve as our Chief Operating Officer until January 31, 2000. Under the employment agreement, Mr. Hildebrand was entitled to an annual salary of DM 240,000 (approximately $136,000), reimbursement for travel and other business related expenses and an annual bonus of 3% of the consolidated earnings before interest, taxes, depreciation and amortization of FSE and Columbus. During the first year of the agreement, Mr. Hildebrand was entitled to a minimum bonus of DM 60,000 (approximately $34,000). Under the employment agreement, Mr. Hildebrand received options to purchase 60,000 shares of our common stock. Mr. Hildebrand resigned as our Chief Operating Officer effective December 31, 1999.

DIRECTOR COMPENSATION

         Our directors currently do not receive any compensation as such, but directors who are not also our executive officers are reimbursed for expenses incurred in connection with their service on the Board of Directors. We may establish different compensation policies in the future. Under the terms of an agreement between us and Vertical Financial, Vertical Financial received a monthly payment of $12,000 as compensation for the services of our Chairman of the Board nominated by Vertical Financial. During 1999, Vertical Financial received $132,000 as consideration for Mr. Agam's services as our Chairman of the Board. This agreement terminated in 1999. In April 2000, Mr. Agam's employment agreement was terminated by mutual agreement between us and Mr. Agam and was replaced with an agreement with Vertical Financial under which we agreed to pay Vertical Financial $25,000 per month, plus expenses, through December 2002, for the services of Mr. Agam as our Chairman of the Board and Chief Executive Officer. In November 1999, we granted options to purchase 25,000, 15,000 and 15,000 shares of our common stock, all immediately exercisable, to Messrs. Goldfarb, Weber and Weiss, respectively. All of these options were granted at the fair market value of our common stock on the date of grant. See "Certain Relationships and Related Transactions - Stock Purchase Agreement and Related Transactions" and "--Vertical Agreement."

Compensation Committee Interlocks and Insider Participation

         During the fiscal year ended December 31, 1999, our Compensation Committee consisted of Messrs. Walther, Grissemann, Weber and Weiss until September 27, 1999 and Messrs. Goldfarb, Weber and Weiss following September 27, 1999. None of the members of the Compensation Committee is a current or former employee or officer of Spigadoro or any of our subsidiaries, except Mr. Grissemann who, while not our employee, provides the services of a Chief Financial Officer and is indirectly compensated by us. None of our executive officers and no member of our Compensation Committee is a member of any other business entity that has an executive officer that sits on our Board of Directors or on our Compensation Committee. In February 2000, our Compensation Committee became an advisory committee to our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS

      The following table sets forth certain information regarding ownership of our common stock as of April 25, 2000 by (i) each of our directors, (ii) each of our named executive officers, (iii) each person known by us to own beneficially more than five percent of our outstanding common stock, and (iv) all of our executive officers and directors as a group. As of April 25, 2000, we had 60,393,814 shares of common stock outstanding (excluding treasury shares). Unless otherwise indicated, the address of our directors and officers is c/o Spigadoro, Inc., 70 East 55th Street, 24th Floor, New York, New York 10022. Beneficial ownership is defined in accordance with the rules of the SEC and generally means the power to vote and/or to dispose of the securities regardless of any economic interest therein. In computing number and percentage ownership of shares of our common stock beneficially owned by a person, shares of common stock subject to options held by that person that are exercisable within 60 days are deemed outstanding. Such shares of our common stock, however, are not deemed outstanding for purposes of computing the percentage ownership of stockholders other than such person.

Name and Address of Beneficial Owner                          Number of Shares
------------------------------------                            Beneficially          Percentage of Shares
                                                                   Owned               Beneficially Owned
                                                                   -----               ------------------
Carlo Petrini                                                   12,241,400                    20.1%
Jacob Agam (1)                                                      40,000 (2)                 *
Klaus Grissemann                                                   249,244 (3)                 *
Marc Goldfarb                                                       25,000 (2)                 *
Erich Weber                                                         25,000 (2)                 *
Robert Weiss                                                        25,000 (2)                 *
Lucio De Luca                                                       50,000 (4)                 *
Gruppo Spigadoro N.V.                                           36,125,130 (5)                59.3%
All executive officers and directors as a group (7
persons)                                                        12,655,644 (6)                20.7%

---------------
 *  Less than 1%
(1) Jacob Agam, our Chairman of the Board and Chief Executive Officer, is the Chairman of the Board of Vertical Capital, Vertical Financial and Gruppo Spigadoro. Mr. Agam disclaims beneficial ownership of the shares beneficially owned by these entities. See "Footnote 5."
(2) Represents shares of common stock issuable upon exercise of options that are exercisable within 60 days of April 25, 2000.
(3) Includes 75,000 shares of common stock issuable upon exercise of options that are exercisable within 60 days of April 25, 2000.
(4) Represents shares of common stock issuable upon exercise of options that are exercisable within 60 days of April 25, 2000. Excludes 200,000 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of April 25, 2000.
(5) The address for Gruppo Spigadoro is Strawinskylaan 1725, 1077 XX, Amsterdam, The Netherlands. Includes 6,120,700 shares of common stock which have been placed in escrow by Gruppo Spigadoro to secure our obligations owed to Mr. Petrini. Gruppo Spigadoro, N.V. retains the power to vote these shares of common stock. Through various intermediate entities, Vertical Capital and its affiliates beneficially own approximately 75% of the outstanding common stock of Gruppo Spigadoro and have the power to vote approximately 90% of the outstanding common stock of Gruppo Spigadoro. As a result, based upon the voting power of these entities, Vertical Capital may be deemed to beneficially own the shares of common stock held by Gruppo Spigadoro.

         In addition, Vertical Financial, an affiliate of Vertical Capital, owns 890,152 shares of our common stock and warrants to purchase 690,152 shares of common stock that are exercisable within 60 days of April 25, 2000. We have been advised that Vertical Financial also owns equity interests in Behala Anstalt, Lupin Investments Services Ltd. and Henilia Financial Ltd. and that Vertical Financial has agreements with third party investors in each such entity. These entities beneficially own an aggregate of 589,314 shares of common stock and 890,151 shares of common stock issuable upon exercise of warrants that are exercisable within 60 days of April 25, 2000. These equity interests and agreements entitle Vertical Financial to varying percentages of the profits resulting from the sale of the shares of each of these entities. Under agreements with each of these entities, the trustee of each such entity has voting and dispositive power over the shares held by that entity, although Vertical Financial retains the right to appoint or terminate the appointment of the trustee. These shares are not included in the shares beneficially owned by Vertical Financial. As a result, Vertical Financial, Vertical Capital and their affiliates (collectively, the "Vertical Group"), beneficially own approximately 61.8% of our outstanding common stock. In addition, trusts established for members of the Agam family indirectly own 100% of Vertical Capital and Vertical Financial.

(6) Includes 240,000 shares of common stock issuable upon exercise of options that are exercisable within 60 days of April 25, 2000. Excludes 200,000 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of April 25, 2000. Also excludes shares of common stock beneficially owned by Gruppo Spigadoro and the Vertical Group.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

VERTICAL STOCK PURCHASE AGREEMENT

         Under a stock purchase agreement among us, IAT AG, IAT Germany and Vertical Financial dated October 4, 1996, we sold an aggregate of 1,875,000 shares of Series A preferred stock and warrants to purchase 1,875,000 shares of common stock to Vertical Financial, Behala Anstalt, Lupin Investments Services Ltd., Henilia Financial Ltd. and Avi Suriel for an aggregate purchase price of $1.5 million. Upon consummation of our initial public offering in April 1997 all outstanding shares of the Series A preferred stock were converted into shares of common stock.

         The stock purchase agreement further provided that we would pay to Vertical Financial monthly compensation of $12,000 for the services of our Chairman nominated by Vertical Financial. Jacob Agam is the current nominee of Vertical Financial. During fiscal 1999, Vertical Financial received $132,000 as compensation for the services rendered by Mr. Agam to us. This Agreement terminated in 1999.

         In connection with the stock purchase agreement, we also entered into an investor rights agreement with Vertical Financial which provides that Vertical has the right to nominate as a member of the management slate for election to the Board of Directors one or two persons for so long as Vertical Financial holds at least 5% or 10%, respectively, of the 1,875,000 shares of common stock issued by us upon conversion of our Series A preferred stock in April 1997 or the 1,875,000 shares of common stock issuable upon exercise of the warrants. As of December 31, 1999, Vertical Financial held 850,152 of such shares of common stock and held warrants to purchase 690,152 shares of common stock. We agreed that one such person will be elected Chairman of the Board of Directors. Vertical Financial has nominated, and our stockholders have elected Jacob Agam and Marc Goldfarb as directors, and Vertical Financial nominated and Mr. Agam was elected as our Chairman. The Investor Rights Agreement further provided for one demand and two piggy-back registration rights for the shares of common stock held by Vertical Financial and issuable upon exercise of warrants held by Vertical Financial. Vertical Financial exercised such demand for its common stock in February 1999 and we registered for resale shares of our common stock held by Vertical Financial and certain other stockholders.

ESCROW SHARES

         Prior to our initial public offering our then stockholders deposited an aggregate of 498,285 shares of common stock into escrow in connection with our initial public offering. The escrow shares were not assignable or transferable. All of the escrow shares were to be released if, for the fiscal year ending December 31, 1999, our minimum revenues equal or exceed $12.0 million and our income before provision for taxes equal or exceeded $1.0 million. All of the escrow shares were to be released from escrow if one or more of the following remaining conditions were met prior to March 31, 2000:

         o the average of the closing bid prices of our common stock for any 30 consecutive trading days commencing March 26, 1999 exceeded $13.00 per share; or

         o we were acquired by or merged into another entity commencing March 26, 1999 in a transaction in which the value of the per share consideration received by our stockholders (after giving effect to the release of shares from escrow) on the date of such transaction exceeded $13.00 per share.

On March 31, 2000, the escrow shares were canceled and contributed to our capital.

SPINOFFS

         GERMAN RESTRUCTURING. In March 1998, we transferred the business and substantially all of the assets and the liabilities (other than intercompany accounts) of one of our majority-owned German subsidiaries, IAT Germany, to a newly formed German company, Algo Vision Systems. IAT Germany had provided our research and development and was responsible for sales and marketing in Germany of our visual communications technology. The transfer was given economic effect at January 1, 1998. We acquired a 15% interest in Algo Vision Systems, which interest was exchanged in July 1999 for shares of capital stock of Algo Vision plc, an English company whose shares trade on the European Association of Securities Dealers Automated Quotation System (EASDAQ) and the parent company of Algo Vision Systems and Algo Vision Schweiz. See "--Algo Vision Transaction."

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

         Algo Vision Systems also assumed all rights and obligations of IAT Germany under a credit agreement dated December 19, 1995, relating to a loan in the aggregate principal amount of DM 750,000 (approximately $430,000).

         IAT Germany agreed not to compete for a period of five years with the present core business of Algo Vision Systems (systems, system kits and software system solutions for visual communications) within Germany.

         SWISS RESTRUCTURING. In March 1998, we also transferred the business and certain of the assets and liabilities of IAT AG, other than, among others, our intellectual property and the ownership interests in IAT Germany, to Algo Vision Schweiz, a newly formed Swiss corporation. The transfer was given economic effect at January 1, 1998. We acquired a 15% interest in Algo Vision Schweiz, which interest was exchanged for shares of capital stock of Algo Vision, plc in July 1999. See "--Algo Vision Transaction."

         Algo Vision Schweiz gave IAT AG a three year note, denominated in U.S. Dollars, with an aggregate principal amount equal to the book value of the transferred assets less the book value of the assumed liabilities as of January 1, 1998 plus the pro-rata portion of any prepaid expenses and any portion of the liabilities assumed by Algo Vision Schweiz which were paid by IAT AG prior to the closing date of the transaction. The note had an aggregate principal amount of approximately $325,000, which was to be reduced by the amount of certain expenses of IAT AG to be paid by Algo Vision Schweiz. The note accrued interest at the rate of 3% per annum, payable semi-annually on March 1 and September 1 commencing September 1, 1998. The note was payable in

March 2001. In connection with the transaction with Algo Vision plc, Algo Vision Schweiz repaid the note. See "--Algo Vision Transaction."

         We loaned Algo Vision Schweiz $250,000 which was evidenced by a note from Algo Vision Schweiz. This note accrued interest at the rate of 3% per annum, payable semi-annually on March 1 and September 1 commencing September 1, 1998. The note was payable upon certain events, but no later than March 2001. In connection with the transaction with Algo Vision plc, Algo Vision Schweiz repaid the note. We have no further obligation to make future contributions to Algo Vision Schweiz. See "--Algo Vision Transaction."

         At the time of the transactions, an entity controlled by Dr. Viktor Vogt, one of our former directors and an officer and a principal stockholder of Algo Vision plc, loaned Algo Vision Schweiz $250,000. The loan accrued interest at the rate of 3% per annum, payable semi-annually on March 1 and September 1 commencing September 1, 1998. The loan was payable on the third anniversary of the closing date of the transaction. The loan could be pre-paid at any time without penalty; provided, however, that the loan could not be paid prior to the time that the loans by us to Algo Vision Schweiz were paid in full. The loan by Dr. Vogt to Algo Vision Schweiz was subordinated to the loans made by us to Algo Vision Schweiz. In connection with the transaction with Algo Vision, plc, Algo Vision Schweiz repaid the note.

         In connection with the restructuring, we maintained our ownership of all intellectual property developed for our visual communications products but granted Algo Vision Schweiz a non-exclusive five-year license to use our intellectual property for multimedia and compression/decompression applications. Algo Vision Schweiz had the right to grant sublicenses to Algo Vision Systems and other affiliates. In most cases, the royalty varied between 10% and 20% of the sales price of the software sold. Algo Vision Schweiz was granted a five-year option to purchase a 50% co-ownership of our intellectual property for $1 million. Upon the exercise of such option, the royalty paid by Algo Vision Schweiz to us would be reduced by one-half and we would pay Algo Vision Schweiz half of the royalties received by us from third-parties. In addition, after exercise of the option, Algo Vision Schweiz could grant sub-licenses to third-parties or transfer the license or co-ownership interest. In July 1999, the option was transferred to and exercised by Algo Vision plc. See "--Algo Vision Transaction."

         In connection with our restructuring, Dr. Vogt resigned from his positions as our Co-Chairman of the Board, Chief Executive Officer and President and from management positions in our subsidiaries, but remained a director and consultant of Spigadoro until September 1999.

ALGO VISION TRANSACTION

         In July 1999, Algo Vision plc exercised its option to purchase an ownership interest in our intellectual property and, as a result, we entered into a series of agreements related to (i) the sale of our visual communications intellectual property rights (other than the IAT name or mark) and (ii) the exchange of our 15% equity interest in each of Algo Vision Systems and Algo Vision Schweiz, for shares of capital stock of Algo Vision plc. Dr. Vogt, one of our former directors serves as the Chairman of the Board and Chief Executive Officer and is a principal stockholder of Algo Vision plc.

         Under the terms of the agreements, Algo Vision plc purchased a 50% interest in our visual communications intellectual property rights for $1,000,000 in July 1999, and purchased the remaining 50% interest for an additional $2,500,000 in August 1999. Algo Vision plc has agreed to pay us royalties (ranging from 5% to 10%) on the sale of certain products utilizing the visual communications technology purchased by them until August 2001. In connection with the transaction, Algo Vision Schweiz repaid outstanding loans aggregating approximately $500,000 made by us to Algo Vision Schweiz as part of the spin-offs.

         In July 1999, we also exchanged our 15% interest in each of Algo Vision Systems and Algo Vision Schweiz for 500,000 shares of Algo Vision plc. In August 1999, as part of the transaction, we also purchased an additional 250,000 shares of Algo Vision plc for a purchase price of $2,500,000.

         In a series of transactions commencing in February 2000, we sold all of the shares of Algo Vision plc for approximately $16.8 million.

PETRINI TRANSACTION

         On December 29, 1999, under a Stock Purchase Agreement dated as of November 3, 1999 we acquired all of the outstanding shares of common stock of Petrini from Gruppo Spigadoro. As a result of the transaction, we changed our name from IAT Multimedia, Inc. to Spigadoro, Inc. In consideration for the Petrini shares, we (i) issued an aggregate of 48,366,530 shares of our common stock, of which 12,241,400 shares were issued at Gruppo Spigadoro's request, to Carlo Petrini to satisfy part of Gruppo Spigadoro's obligation to Mr. Petrini, and (ii) assumed approximately $20 million of short term indebtedness of Gruppo Spigadoro. In assuming such debt, we issued:

o a convertible promissory note to Gruppo Spigadoro in the principal amount of approximately $6.3 million, which note accrues interest at a rate of 5% per annum and matures upon the earlier of (i) the completion of a public offering by us in which we realize at least $20 million of net proceeds or
     (ii) December 31, 2000. The note is convertible at any time at our option into shares of our common stock at a conversion price equal to the greater of $2.50 or 85% of the average closing price of our common stock for the five trading days prior to the notice of conversion. We have repaid approximately $1.3 million of the principal amount of such note to date;

o a non-interest bearing promissory note to Mr. Petrini in the principal amount of $1.0 million, which note was repaid in March 2000;

o a non-interest bearing promissory note to Mr. Petrini in the principal amount of 12.05 billion Lire or approximately $5.9 million, which note was repaid in April 2000; and

o a non-interest bearing convertible promissory note to Mr. Petrini in the principal amount of approximately $6.2 million, which note matures on December 31, 2000. The note is convertible at any time at Mr. Petrini's option into shares of our common stock at a conversion price equal to the greater of $2.50 or 85% of the average closing price of our common stock for the five trading days prior to the notice of conversion.

         Repayment of the $5.9 million and $6.2 million promissory notes by us has been guaranteed by Gruppo Spigadoro and has been secured by 6,120,700 shares of our common stock owned by Gruppo Spigadoro which have been placed in escrow for the benefit of Mr. Petrini. If any of the these shares of common stock are sold to satisfy our obligations under these two promissory notes, we will be required to compensate Gruppo Spigadoro for the loss of such shares by issuing an equal number of shares of common stock to Gruppo Spigadoro.

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

         Gruppo Spigadoro has not yet nominated any members of our Board of Directors. However, the existence of such rights increases the control over us by Gruppo Spigadoro and its affiliates, including members of Vertical Group. Jacob Agam, our Chairman of the Board and Chief Executive Officer, is also Chairman of the Board of Gruppo Spigadoro and certain members of the Vertical Group. Members of the Vertical Group have economic ownership of approximately 75% of the outstanding common stock of Gruppo Spigadoro and have the power to vote approximately 90% of the outstanding common stock of Gruppo Spigadoro and, as a result, the Vertical Group has the ability to vote or direct the vote of approximately 61.8% of our outstanding common stock as of April 25, 2000. In addition, trusts established for members of the Agam family indirectly own 100% of Vertical Capital and Vertical Financial.

         Effective upon the closing of the Petrini transaction, we added two new members to our Board of Directors, Mr. Petrini and Lucio De Luca, both of whom are members of Petrini's management. In addition, Mr. De Luca was appointed as our Chief Operating Officer, effective January 1, 2000 and Mr.
Petrini was appointed as our Co-Chairman of the Board in February 2000.

ORIDA AGREEMENT

         In connection with the Petrini transaction, we assumed Gruppo Spigadoro's obligations under a consulting agreement with Orida Capital USA under which Orida Capital has agreed to perform consulting and advisory services for us, including identifying acquisition and investment opportunities. The agreement expires in October 2003 and provides for an annual fee of $100,000. The payments for 1998 and 1999 were made by Gruppo Spigadoro. Mr. Agam is the founder and Chairman of Orida Capital Ltd., an affiliate of Orida Capital USA, and Mr. Goldfarb, one of our directors, is President and Managing Director of Orida Capital USA.

VERTICAL AGREEMENT

         In April 2000, we entered into an agreement with Vertical Financial under which we agreed to pay Vertical Financial $25,000 per month, plus expenses, through December 2002, for the services of Mr. Agam as our Chairman of the Board and Chief Executive Officer. See "--Employment Contracts and Termination of Employment and Change-In-Control Agreements."

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

                                       SPIGADORO, INC.


Dated  April 27, 2000                  By: /s/ Jacob Agam
                                           ------------------------------------
                                           Jacob Agam
                                           Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                      TITLE                                 DATE

/s/ Jacob Agam
-----------------------
Jacob Agam               Chairman of the Board of Directors      April 27, 2000
                         and Chief Executive Officer
                         (principal executive officer)

/s/ Klaus Grissemann
-----------------------
Klaus Grissemann         Chief Financial Officer and Director    April 27, 2000
                         (principal accounting and financial
                         officer)

/s/ Lucio De Luca
-----------------------
Lucio De Luca            Chief Operating Officer and Director    April 27, 2000

/s/ Marc S. Goldfarb
-----------------------
Marc S. Goldfarb         Director                                April 27, 2000

/s/ Carlo Petrini
-----------------------
Carlo Petrini            Co-Chairman of the Board                April 27, 2000

/s/ Robert Weiss
-----------------------
Robert Weiss             Director                                April 27, 2000


----------------------
Erich Weber              Director                                April   , 2000