Form 10-Q
period 2000-03-31
SPIGADORO INC
filed 2000-05-15
CIK 1029443

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2000
                                          --------------

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE
           ACT OF 1934

                        Commission File Number 001-15617
                                               ---------

                                 SPIGADORO, INC.
                                 ---------------
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

          Yes  X         No
             -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

          Class                                   Outstanding at May 15, 2000
----------------------------                      ---------------------------
Common Stock, $.01 par value                      60,977,148 shares

                        SPIGADORO, INC. AND SUBSIDIARIES

                                 FORM 10-Q INDEX

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2000

                                                                        Page No.
PART I.   FINANCIAL INFORMATION
          Item 1.  Financial Statements
                   Consolidated Balance Sheets at March 31, 2000
                   (unaudited) and December 31, 1999                        3
                   Consolidated Statements of Income for Three
                   Months ended March 31, 2000 and 1999 (unaudited)         4
                   Consolidated Statements of Cash Flows for Three
                   Months ended March 31, 2000 and 1999 (unaudited)         5
                   Notes to Consolidated Financial Statements             6 - 9
          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         10 - 14
          Item 3.  Quantitative and Qualitative Disclosures
                   About Market Risk                                        14
PART II.  OTHER INFORMATION
          Item 1.  Legal Proceedings                                        15
          Item 2.  Changes in Securities and Use of Proceeds                15
          Item 3.  Default upon Senior Securities                           15
          Item 4.  Submission of Matters to a Vote of Security Holders      15
          Item 5.  Other Information                                     15 - 16
          Item 6.  Exhibits and Reports on Form 8-K                      16 - 17
SIGNATURE PAGE                                                              18

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        SPIGADORO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                       March 31,                March 31,            December, 31
                                                                         2000                     2000                   1999
                                                                         ----                     ----                   ----
                                                                      (unaudited)              (unaudited)
                                                                      (thousands                      (millions of Lire)
                                                                    of Dollars)(1)

ASSETS
Current assets:
     Cash and cash equivalents                                       $   22,818                  45,978                 15,999
     Accounts receivable trade, net of allowance
     for doubtful accounts of Lire 1,926 millions
     in 2000 and Lire 1,857 millions in 1999                             27,223                  54,855                 50,937
     Securities held for sale                                                                                            5,794
     Taxes receivable                                                     6,782                  13,666                 13,895
     Inventories                                                          9,965                  20,080                 21,789
     Deferred income taxes                                                  290                     585                  6,080
     Other current assets                                                 2,148                   4,327                  2,397
                                                                     ----------                 -------                -------
         Total current assets                                            69,226                 139,491                116,891
Property, equipment and improvements, net                                34,698                  69,916                 70,584
Other assets:
     Intangible assets, at amortized cost                                 9,348                  18,836                 19,205
     Other assets                                                         3,351                   6,753                  6,728
     Assets held for disposition                                          1,877                   3,782                  3,837
                                                                     ----------                 -------                -------
                                                                     $  118,500                 238,778                217,245
                                                                     ==========                 =======                =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Short term borrowings                                           $   38,206                  76,985                 72,395
     Current portion of long-term debt                                    1,794                   3,615                  3,589
     Accounts payable                                                    15,477                  31,187                 32,429
     Income taxes payable                                                   868                   1,748                    886
     Accrued payroll and social contributions                             2,431                   4,899                  5,949
     Other current liabilities                                            2,439                   4,914                  5,039
                                                                     ----------                 -------                -------
         Total current liabilities                                       61,215                 123,348                120,287
Long-term debt, less current portion                                      6,455                  13,006                 13,479
Employees and agents termination indemnities                              7,553                  15,220                 15,328
Deferred income taxes                                                     2,540                   5,120                  4,963
Social contributions and income taxes payable                             2,373                   4,781                  4,781
                                                                     ----------                 -------                -------
         Total liabilities                                               80,136                 161,475                158,838
                                                                     ----------                 -------                -------
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.01(Lire 19.27) par value,
         authorized 10,000,000, none issued
     Common stock, $.01(Lire 19.27) par value,
         authorized 100,000,000, issued 60,443,814
         in 2000 and 60,942,099 in 1999                                     578                   1,164                  1,174
     Capital in excess of par value                                      28,184                  56,791                 56,781
     Retained earnings                                                   10,568                  21,294                    754
     Accumulated other comprehensive income                                (769)                 (1,549)                    95
     Less treasury stock (50,000 shares)                                   (197)                   (397)                  (397)
                                                                     ----------                 -------                -------
         Total stockholders' equity                                      38,364                  77,303                 58,407
                                                                     ----------                 -------                -------
                                                                     $  118,500                 238,778                217,245
                                                                     ==========                 =======                =======

(1) Exchange rate: Lire 2,015 = U.S. $1 as of March 31, 2000, unaudited and presented for convenience purposes only.

                                  See Notes to Consolidated Financial Statements

                        SPIGADORO, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                               Three Months Ended
                                    March 31,

                                                                  2000                       2000                     1999
                                                                  ----                       ----                     ----
                                                              (thousands of                           (millions of
                                                             Dollars, except                          Lire, except
                                                                per share                               per share
                                                               amounts)(1)                              amounts)
Net sales                                                     $    31,467                   63,406                   65,355
Cost of sales                                                      23,282                   46,914                   47,069
                                                              -----------                   ------                   ------
Gross profit                                                        8,185                   16,492                   18,286
                                                              -----------                   ------                   ------

Operating expenses:
     Selling expenses                                               6,067                   12,225                   12,707
     General and administrative expenses                            2,060                    4,151                    3,305
                                                              -----------                   ------                   ------
                                                                    8,127                   16,376                   16,012
                                                              -----------                   ------                   ------

Income from operations                                                 58                      116                    2,274
                                                              -----------                   ------                   ------

Other income (expense):
     Interest expense                                                (617)                  (1,244)                    (743)
     Interest income                                                   95                      192
     Other, net                                                    13,950                   28,109                      185
                                                              -----------                   ------                   ------
                                                                   13,428                   27,057                     (558)
                                                              -----------                   ------                   ------

Income from continuing operations
before income taxes                                                13,486                   27,173                    1,716

Income taxes                                                       (3,266)                  (6,581)                  (1,268)
                                                              -----------                   ------                   ------

Income from continuing operations                                  10,220                   20,592                      448

Loss from discontinued operations                                     (26)                     (52)                      --
                                                              -----------                   ------                   ------

Net income                                                    $    10,194                   20,540                      448
                                                              ===========               ==========                   ======





Earnings per share of common stock:
     Basic                                                    $      0.17                      341                        8
                                                              -----------                   ------                   ------
     Diluted                                                         0.16                      317                        8
                                                              -----------                   ------                   ------

Weighted average number of
     common shares outstanding
      - basic                                                  60,393,814               60,393,814               57,696,281
                                                               ==========               ==========               ==========
      - diluted                                                65,047,882               65,047,882               57,758,175
                                                               ==========               ==========               ==========

(1) Exchange rate: Lire 2,015 = U.S. $1 as of March 31, 2000, unaudited and presented for convenience purposes only.

                                  See Notes to Consolidated Financial Statements

                        SPIGADORO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                               Three Months Ended
                                    March 31,

                                                                            2000               2000            1999
                                                                            ----               ----            ----
                                                                         (thousands             (millions of Lire)
                                                                       of Dollars)(1)
Cash flows from operating activities:
     Net income from continuing operations                              $    10,220           20,592            448
     Adjustments to reconcile net income to net
     cash (used in) provided by operating activities:
         Gain on sale of securities                                         (13,752)         (27,710)            --
         Depreciation of equipment                                              730            1,470          1,063
         Amortization of goodwill                                               224              452            332
         Provision for employees and agents
           termination indemnities                                              271              546            512
         Provision for doubtful accounts                                         52              104            714
         Deferred income taxes                                                2,994            6,034           (185)
         Other non cash items, net                                             (159)            (322)            --
         Payment of employees and agents
           termination indemnities                                             (325)            (654)          (631)
     Changes in operating assets and liabilities:
         Accounts receivable trade                                           (1,996)          (4,022)           109
         Inventories                                                            848            1,709          1,074
         Accounts payable and other current liabilities                        (558)          (1,125)        (2,553)
         Accrued payroll and social contributions                              (521)          (1,050)        (1,373)
         Other, net                                                            (730)          (1,472)         1,185
                                                                        -----------          -------         ------
Net cash (used in) provided by operating activities                          (2,702)          (5,448)           695
                                                                        -----------          -------         ------
Cash flows from investing activities:
     Proceeds from sale of securities                                        16,363           32,972             --
     Purchases of property, equipment and improvements                         (404)            (815)          (283)
     Proceeds from disposal of property, equipment
       and improvements                                                           6               13             47
     Additions to intangible assets                                             (41)             (83)          (423)
                                                                        -----------          -------         ------
Net cash provided by (used in) investing activities                          15,924           32,087           (659)
                                                                        -----------          -------         ------
Cash flows from financing activities:
     Repayment of notes payable                                              (1,460)          (2,941)            --
     Proceeds from long term debt                                               199              400           (535)
     Payment of long-term debt                                                 (420)            (847)          (164)
     Net change in short-term borrowings                                      3,064            6,174          2,944
                                                                        -----------          -------         ------
Net cash provided by financing activities                                     1,383            2,786          2,245
                                                                        -----------          -------         ------
Effect of exchange rate on cash                                                 273              554             --
                                                                        -----------          -------         ------
Net increase in cash and cash equivalents                                    14,878           29,979          2,281
Cash and cash equivalents, beginning of the period                            7,940           15,999            869
                                                                        -----------          -------         ------
Cash and cash equivalents, end of period                                $    22,818           45,978          3,150
                                                                        ===========          =======         ======
Supplemental disclosure of cash flow information, cash paid during the period for:
     Interest                                                           $       536            1,079            701
                                                                        ===========          =======         ======

(1) Exchange rate: Lire 2,015 = U.S. $1 as of March 31, 2000, unaudited and presented for convenience purposes only.

                                  See Notes to Consolidated Financial Statements

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         INTERIM FINANCIAL INFORMATION - The unaudited interim consolidated financial statements contain all adjustments consisting of normal recurring adjustments, which are, in the opinion of the management of Spigadoro, Inc. ("Spigadoro"), necessary to present fairly the consolidated financial position of Spigadoro as of March 31, 2000, and the consolidated results of operations and cash flows of Spigadoro for the periods presented. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Spigadoro's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Spigadoro, its wholly-owned subsidiaries Petrini S.p.A. ("Petrini") and its wholly-owned subsidiary Petrini Foods International Inc. ("PFI"), IAT AG, Switzerland ("IAT AG"), IAT Multimedia GmbH with its branch office Columbus-Computer-Handel und Vertrieb ("IAT GmbH") and Columbus-Computer-Handels und Vertriebs Verwaltungs GmbH (collectively, the "Company"). All intercompany accounts and transactions have been eliminated.

         As a result of the Petrini transaction, the Company issued a controlling amount of its common stock to the stockholders of Petrini and the transaction has been accounted for as a reverse acquisition. In a reverse acquisition, although the Company was the legal acquiror, Petrini is considered the acquiror for accounting purposes. Therefore, the financial statements for all periods presented prior to the December 29, 1999 acquisition date are the financial statements of Petrini. For all periods subsequent to December 29, 1999, the financial statements are the financial statements of Petrini and Spigadoro. As a result of the Company's change in business strategy prior to the Petrini transaction, it discontinued, for accounting purposes, all of its operations related to the distribution of personal computers and personal computer components, peripherals and software.

         FOREIGN CURRENCY TRANSLATION - The consolidated financial statements of the Company have been prepared in Italian Lire, the Company's functional currency, since principally all of the continuing operations are headquartered in Italy. Subsidiaries located in the United States, Switzerland and Germany have been converted to Lire from U.S. Dollars, Swiss Francs and Deutsche Marks using the exchange rate at the end of the period for balance sheet items and the average exchange rates for the period for statement of income items and for statement of cash flow items. The translation differences are recorded as accumulated other comprehensive income in the consolidated statements of stockholders' equity.

         The consolidated financial statements of the Company, including U.S. Dollar information in the notes to the consolidated financial statements, have been translated into U.S. Dollars for the convenience of the readers and have been made at the rate of Italian Lire 2,015 to U.S. $1.00, approximating the Noon Buying rate of the Federal Reserve Bank of New York at March 31, 2000. All monetary amounts are in million of Lire and thousands of U.S. Dollars excluding per share information. Such translation should not be construed as a representation that the Lire amounts could be converted into U.S. Dollars at that, or any other rate.

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

         INCOME PER SHARE -The Company complies with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share is computed by dividing income of the entity by the weighted average number of common shares outstanding for the period. Basic earnings per share excludes shares held in treasury and shares held in escrow pending release upon the occurrence of specified economic events. Shares held in treasury and in escrow for the periods ended March 31, 2000 and 1999 were 50,000 and Nil, and 50,000 and 498,285 respectively. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The effect of the discontinued operations on earnings per share were immaterial and eliminated due to rounding. At March 31, 2000, the Company had unexercised stock options to purchase 1,450,000, shares, and had unexercised common stock purchase warrants to purchase 2,771,726 shares.

NOTE 2.  SALE OF EQUITY INTEREST IN SUBSIDIARY

         Under a stock purchase agreement dated January 19, 2000, the Company sold its 100% ownership of the General Partner of FSE Computer Handel GmbH & Co KG ("FSE") and its 80% ownership of the limited partnership interest of FSE for approximately Lire 0.4 billion ($200,000) payable over a five year period. FSE marketed the Company's high performance personal computers in Germany. The sale did not result in a gain or loss during first quarter 2000. The assets were stated at their net realizable value in the balance sheet at December 31, 1999. See "Item 5. Other Information."

NOTE 3.  ALGO VISION SHARES

         In a series of transactions commencing in February 2000, the Company sold all of its 750,000 shares of Algo Vision plc for approximately Lire 33.9 billion ($16.8 million), resulting in a realized one-time net gain of Lire 27.7 billion ($13.8 million) during the first quarter 2000.

NOTE 4.  ESCROW SHARES

         In connection with the Company's initial public offering in March 1997, certain of the Company's stockholders placed an aggregate of 498,285 shares of the Company's common stock into escrow. The Company did not meet the thresholds established by the escrow arrangement and, as a result, the escrow shares were canceled and contributed to the Company's capital effective as of March 31, 2000.

NOTE 5.  INVENTORIES

                                    March 31,     March 31,  December 31,
                                      2000          2000         1999
                                 -------------  -------------------------
                                 (thousands of     (millions of Lire)
                                    Dollars)

 Raw materials and consumables         6,505       13,107        15,074
 Work-in-process                         116          234           349
 Finished goods                        3,344        6,739         6,366
                                  -----------   -----------  -----------
                                       9,965       20,080        21,789
                                  ===========   ===========  ===========

NOTE 6.  COMPREHENSIVE INCOME

                                              Three Months Ended
                                                   March 31,
                                  -------------------------------------------
                                      2000           2000           1999
                                  -------------  ------------  --------------
                                  (thousands of       (millions of Lire)
                                    Dollars)

 Net income                          10,194         20,540           448
 Other comprehensive income
 (loss) net of tax:
 Foreign currency translation
 adjustments                           (816)        (1,644)           51
                                  ---------------------------  --------------
                                      9,378         18,896           499
                                  =============  ============  ==============


NOTE 7.  SUBSEQUENT EVENTS

         In April 2000, Petrini entered into a standby credit facility with ten Italian banks in the amount of Lire 60 billion (approximately $30 million). The term of the facility is 18 months and outstanding balances will bear interest at 0.75% above EURIBOR. The facility will be used by the Company for working capital purposes, including acquisitions. See "Item 5. Other Information."

         On May 3, 2000, under a Shares Purchase Agreement with Starfood Italia S.r.l. and Dino Gazzola, the Company acquired, through its wholly-owned subsidiary, Petrini, all of the issued and outstanding shares of Pastificio Gazzola S.p.A. Under the terms of the transaction, the Company paid approximately Lire 23.2 billion (approximately $11.5 million) in cash and issued 583,334 shares of its common stock to Starfood Italia. In addition, the Company has agreed to make additional contingent payments on May 3, 2002 of up to Lire 10 billion (approximately $5.0 million) subject to certain conditions. The Company has also guaranteed the obligations of Petrini with respect to the additional contingent payments and has agreed to issue additional shares of its common stock to satisfy such obligations if required. See "Item 5. Other Information."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Unless the context otherwise requires, "we" or "us" refers to Spigadoro, Inc., the Delaware corporation, and its wholly owned subsidiaries.

         This Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provision under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "projects", or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-Q to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Risk Factors" and elsewhere in, or incorporated by reference from time to time into our filings with the Securities and Exchange Commission. These factors include the following: we have changed our principal business and we may not be successful operating a new business; Vertical Financial Holdings and affiliated entities control Spigadoro; our operating results will be adversely affected by charges from acquisitions; our strategy of acquiring other companies for growth may not succeed and may adversely affect our financial condition, results of operations and cash flows; intense competition in the pasta and animal feed industries may adversely affect operating results; our business may be adversely affected by risks associated with foreign operations; and other risks. In addition, our acquisition negotiations are in various stages and we have no agreement or arrangements relating to any acquisitions. We are unable to predict whether or when any of these negotiations will result in any definitive agreements.

OVERVIEW

         We were formed in September 1996 as a holding company and, prior to December 1999, marketed, principally in Germany, high performance personal computers, computer hardware and software, components and peripherals.

         In December 1999, we acquired all of the outstanding shares of common stock of Petrini from Gruppo Spigadoro, N.V. As a result of the transaction, we changed our name from IAT Multimedia, Inc. to Spigadoro, Inc. and changed the focus of our business from the sale of computers and computer components and peripherals to the production and sale of food products, including pasta and flour products and animal feed. Our pasta and flour business produces traditional, specialty and diet pastas, as well as flours for use in the bakery industry. Our animal feed business produces feed for industrial breeders, family owned breeding farms and domestic pets. We also engage, to a lesser extent, in animal breeding, selling gardening articles and supplying accessories for pets.

         We continue to distribute personal computer components, peripherals and software, as well as personal computers, in Germany through our subsidiary Columbus Computer Handel and its affiliates. We intend to sell Columbus and have commenced discussions relating to the sale of Columbus, but no agreement has been reached with any party regarding the terms of a potential transaction and we cannot predict whether we will be able to sell this business on terms favorable to us or at all. Columbus has been classified as a discontinued operation and, as a result, its results of operations are not included in our results of operations, except as set forth in our statements of income under discontinued operations.

         Since all of our continuing operations are primarily in Italy, our functional currency is the Italian Lire. Therefore, our financial statements are presented in Lire for financial statement reporting. All amounts stated in U.S. Dollars have been translated into U.S. Dollars for the convenience of the reader at the rate of Lire 2,015 = US $1.00, which approximates the Noon Buying Rate of the Federal Reserve Bank of New York on March 31, 2000. In addition, all amounts in tons are stated in European tons.

         In the following discussions, most percentages and Lire and U.S. Dollar amounts have been rounded to aid presentation. As a result, all such figures are approximations.

RESULTS OF OPERATIONS

         THREE MONTH PERIOD ENDED MARCH 31, 2000 COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 1999.

         NET SALES. Net sales for the first quarter 2000 decreased by 3.0% to Lire 63.4 billion ($31.5 million) from Lire 65.4 billion ($32.4 million) for the first quarter 1999. Sales volumes remained flat, with a 5.3% increase in food division volumes being offset by a 1% decrease in animal feed volumes. The decrease in net sales was therefore primarily due to a 2.9% decrease in sales prices to our customers primarily caused by an increase in sales of lower priced products resulting from high competition in the markets in which we operate.
Net sales for animal feed for the first quarter 2000 decreased by 3.8% to Lire
46.1 billion ($22.9 million) from Lire 47.9 billion ($23.8 million) for the first quarter 1999, while the sales volume decreased slightly by 1.0% to 96,787 tons in the first quarter 2000 from 97,805 tons in the first quarter 1999. Net sales for pasta and flour for the first quarter 2000 decreased by 0.8% to Lire
17.3 billion ($8.6 million) from Lire 17.4 billion ($8.7 million) for the first quarter 1999 despite an increase of 5.3% in sales volumes to 18,000 tons in the first quarter 2000 from 17,100 tons in the first quarter 1999 resulting from new marketing campaigns. Our sales are primarily made to customers within Europe.

         GROSS PROFIT. Gross profit for the first quarter 2000 decreased by 9.8% to Lire 16.5 billion ($8.2 million) from Lire 18.3 billion ($9.1 million) for the first quarter 1999. The decrease in gross profit resulted in a decrease in the gross margin percentage to 26.0% in first quarter 2000 from 28.0% in first quarter 1999. This decrease was primarily due to an increase in raw material costs impacted by a strengthening of the U.S. Dollar against the Lire, our inability to increase sales prices due to high competition and an increase in sales of lower priced products.

         OPERATING EXPENSES. Operating expenses relating to the Petrini operations (stand-alone) in the first quarter 2000 decreased by 5.6% to Lire
15.1 billion ($7.5 million) from Lire 16.0 billion ($7.9 million) in the first quarter 1999 primarily due to an efficiency plan introduced in the second half of 1999 and due to a decrease of certain costs which were attributable to lower net sales. Consolidated operating expenses, including selling expenses and general and administrative expenses, for the first quarter 2000 increased by 2.3% to Lire 16.4 billion ($8.1 million), or 25.8% of net sales, from Lire 16.0 billion ($7.9 million) for the first quarter 1999, or 24.5% of net sales. This increase was due to Spigadoro corporate overhead costs, including goodwill amortization, which were not incurred in the first quarter 1999 and increased operating expenses at PFI, Petrini's U.S. subsidiary, due to additional investments in PFI in order to launch our recent penetration into the U.S. food service market. Such expenses were lower in the first quarter 1999 when PFI distributed its products primarily to supermarkets.

         INCOME FROM OPERATIONS. Income from operations at Petrini (stand-alone) decreased by 19.1% to Lire 1.8 billion ($916,000) during the first quarter 2000 as compared to Lire 2.3 billion ($1.1 million) during the comparable 1999 period. This decrease was primarily due to a reduction in gross profit in the first quarter 2000 as a result of lower net sales and an increase in sales of lower priced products, partially offset by a decrease in Petrini (stand-alone) operating expenses. Consolidated income from operations for the first quarter 2000 decreased by 94.9% to Lire 0.1 billion ($58,000) from Lire 2.3 billion ($1.1 million) for the first quarter 1999 due to the additional effect of an increase in operating expenses as a result of corporate overhead and goodwill amortization expenses not incurred in the first quarter 1999, as well as higher operating expenses incurred by PFI in the first quarter 2000 due to the new initiatives described above.

         INTEREST EXPENSE. Interest expense for the first quarter 2000 increased by 67.4% to Lire 1.2 billion ($617,000) from Lire 0.7 billion ($369,000) for the first quarter 1999. This increase was a result of interest expense relating to notes payable issued in the Petrini acquisition in December 1999, partially offset by a reduction in our lending margins and a reduction in interest rates in Italy.

         OTHER INCOME. Other income for the first quarter 2000 increased to Lire
28.1 billion ($14.0 million) from Lire 0.2 billion ($92,000) for the first quarter 1999 primarily as a result of the sale of all of our Algo Vision shares resulting in a one-time net gain of Lire 27.7 billion ($13.8 million).

         INCOME FROM CONTINUING OPERATIONS BEFORE TAXES. Income before taxes for the first quarter 2000 increased to Lire 27.2 billion ($13.5 million) from Lire
1.7 billion ($852,000) for the first quarter 1999. This increase was due to a one-time gain from the sale of all of our Algo Vision shares, partially offset by a reduction of gross profit in the first quarter 2000 and other factors set forth above.

         NET INCOME. Net income for the first quarter 2000 increased to Lire
20.5 billion ($10.2 million) from Lire 0.4 billion ($222,000) for the first quarter 1999. The increase in net income was primarily due to a one-time gain from the sale of all of our Algo Vision shares, partially offset by a reduction in gross profits, an increase in interest expense, corporate overhead and goodwill amortization and an increase in income taxes. Income taxes for the first quarter 2000 increased to Lire 6.6 billion ($3.3 million) from Lire 1.3 billion ($629,000) for the first quarter 1999. However, a substantial portion of this tax amount is a non-cash charge relating to the reversal of a deferred tax asset. We will not be required to pay a substantial portion of the income taxes due on the sale of the Algo Vision shares as a result of the past net operating losses from our operations in Switzerland. The change in relative income tax rates for the first quarter 2000 as compared to the first quarter 1999 was primarily a result of the fact that our income for the first quarter 1999 was derived from operations in Italy while our income for the first quarter 2000 was derived primarily from a one-time gain from the sale of all of our Algo Vision shares which was taxed at the tax rate in Switzerland which is substantially lower than the tax rate applied in Italy.

         EBITDA. EBITDA relating to the Petrini operations (stand-alone) in the first quarter 2000 decreased by 13.9% to Lire 3.2 billion ($1.6 million) from Lire 3.7 billion ($1.8 million) in the first quarter 1999. This decrease was primarily due to a reduction in gross profit in the first quarter 2000 as a result of a decrease in net sales and an increase in sales of lower priced products, partially offset by a decrease in Petrini (stand-alone) operating expenses. Consolidated EBITDA for the first quarter 2000 decreased by 44.5% to Lire 2.0 billion ($1.0 million) from Lire 3.7 billion ($1.8 million) for the first quarter 1999 due to the additional effect of corporate overhead expenses not incurred in the first quarter 1999 and higher operating expenses incurred by PFI in the first quarter 2000 due to the investment in our food service initiative. EBITDA should not be considered an alternative to income from operations, net income, cash flow or any other measure of performance as determined in accordance with generally accepted accounting principles, as an indicator of operating performance or as a measure of liquidity.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, our cash and cash equivalents increased to Lire
46.0 billion ($22.8 million) from to Lire 16.0 billion ($7.9 million) at December 31, 1999.

         Net cash used in operating activities was Lire 5.4 billion ($2.7 million) during the first quarter 2000 compared to net cash provided by operating activities of Lire 0.7 billion ($345,000) during the first quarter 1999. This increase in cash used in operating activities was primarily the result of an increase in accounts receivable in the amount of Lire 4.0 billion ($2.0 million) and an increase in cash used to repay other current liabilities.

         Net cash provided by investing activities amounted to Lire 32.1 billion ($15.9 million) for the first quarter 2000 compared to net cash used in investing activities of Lire 0.7 billion ($327,000) for the first quarter 1999. Cash provided by investing activities was the result of a one-time gain from our sale of all of our Algo Vision shares in the first quarter 2000 resulting in net proceeds of Lire 33.0 billion ($16.4 million).

         Net cash provided by financing activities in the first quarter 2000 totaled Lire 2.8 billion ($1.4 million) and in the first quarter 1999 totaled Lire 2.2 billion ($1.1 million). Cash provided by financing activities was primarily the result of an increase from December 31, 1999 in short term borrowings of our Petrini operation partially offset by a repayment of notes payable in the amount of Lire 2.9 billion ($1.5 million) issued in our acquisition of Petrini in December 1999.

         At March 31, 2000, our total indebtedness increased to Lire 93.6 billion ($46.5 million) compared to Lire 89.5 billion ($44.4 million) at December 31, 1999 primarily due to an increase in short term borrowings related to Petrini's operations.

         At March 31, 2000, we had short term debt in the aggregate amount of Lire 77.0 billion ($38.2 million) comprised of borrowings under short term credit facilities and indebtedness assumed in the acquisition of Petrini. We maintain unsecured short term credit facilities with over 20 Italian banks. These facilities are typically available for terms up to one year and accrue interest at rates that fluctuate relative to the official Italian rate of discount. At March 31, 2000, the aggregate amount outstanding under these facilities was Lire 42.2 billion

($20.9 million) and Lire 40.5 billion ($20.0 million) was unused and available for borrowing. Borrowings under these facilities are used to support Petrini's operations and are serviced by cash flow from operations. At March 31, 2000, the aggregate amount outstanding under the promissory notes issued in the acquisition of Petrini was Lire 34.8 billion ($17.3 million). All of this debt is payable in 2000.

         At March 31, 2000, we had long term debt in the aggregate amount of Lire 16.6 billion ($8.2 million). The debt matures over varying terms ranging from June 2000 to March 2007 and accrues interest either at fixed annual interest rates ranging from 3.4% to 12.2% or variable rates based upon various interest rates measures. Substantially all of the long term debt is secured by liens on Petrini's property. A portion of the long term debt is subsidized by government agencies.

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

         In April 2000, we repaid the Lire 12.05 billion promissory note issued to Carlo Petrini in our acquisition of Petrini in December 1999. The promissory note was interest free and due on June 30, 2000. The aggregate amount paid, less a discount for early payment, was $5.9 million.

         In a series of transactions commencing in February 2000, we sold all of our 750,000 shares of Algo Vision plc for Lire 33.9 billion ($16.8 million) of gross proceeds.

         In April 2000, Petrini entered into a standby credit facility with 10 Italian banks in the amount of Lire 60 billion ($30 million). The term of the facility is 18 months and outstanding balances will bear interest at 0.75% above EURIBOR. The facility will be used by us for working capital purposes, including acquisitions.

         In May 2000, under a Shares Purchase Agreement with Starfood Italia S.r.l. and Dino Gazzola, we acquired, through our wholly-owned subsidiary, Petrini, S.p.A., all of the issued and outstanding shares of Pastificio Gazzola S.p.A. Under the terms of the transaction, we paid Lire 23.2 billion ($11.5 million) in cash and issued 583,334 shares of our common stock to Starfood Italia. In addition we have agreed to make additional contingent payments on May 3, 2002 of up to Lire 10 billion ($5.0 million) subject to certain conditions. We have also guaranteed the obligations of Petrini with respect to the additional contingent payments and have agreed to issue additional shares of our common stock to satisfy such obligations if required. The transaction was financed from borrowings under Petrini's standby credit facility.

         We believe that our funds, including cash generated from operations together with amounts available under our credit facilities and factoring arrangements, should be sufficient to finance our working capital requirements and our capital and debt service requirements for approximately the 12 month period following March 31, 2000, depending on acquisitions. We may require additional funds for acquisitions and integration and management of acquired businesses. However, we have no commitments or arrangements to obtain any additional funds and we cannot predict whether additional funds will be available on terms favorable to us or at all. If we cannot obtain funds when required, the growth of our business may be adversely affected. Our acquisition negotiations are in various stages and we have no agreements or arrangements relating to any acquisitions. We are unable to predict whether or when any of these negotiations will result in any definitive agreements.

ESCROW SHARES

         In connection with our initial public offering in March 1997, certain of our stockholders placed an aggregate of 498,285 shares of our common stock into escrow. We did not meet the thresholds established by the escrow arrangement and, as a result, the escrow shares were canceled and contributed to our capital effective as of March 31, 2000.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         We did not issue any equity securities during the three months ended March 31, 2000, which were not registered under the Securities Act of 1933, except as follows:

         In February 2000, we granted options to purchase an aggregate of 500,000 shares of our common stock under our 1999 Stock Option Plan to our employees, exercisable at $2.875 per share, the fair market value of our common stock on the date of grant. All of these options were immediately exercisable.

         In addition, in May 2000, we issued 583,334 shares of our common stock to Starfood Italia S.r.l. in connection with our acquisition of the capital stock of Pastificio Gazzola S.p.A.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         SALE OF EQUITY INTEREST IN SUBSIDIARY - In January 2000, we sold our 80% equity interest in FSE Computer-Handel GmbH & Co. KG and our 100% equity interest in FSE Computer Handel-Verwaltung GmbH to Frank Strauss (the founder of
FSE) and certain other parties, some of whom are employees or former employees of FSE (collectively, the "Purchasers"). In addition, Dr. Alfred Simmet, the former Chief Operating Officer of FSE, sold his 20% equity interest in FSE Computer-Handel GmbH & Co. KG to the Purchasers. FSE was responsible for the marketing of our high performance personal computers in Germany. Under the terms of the transaction, the Purchasers assumed all of the outstanding third party liabilities of FSE (aggregating approximately $1.4 million) and agreed to pay us up to an aggregate of approximately $263,000 based upon the cash flow of FSE (as defined in the purchase agreement) over the next several years. Of the purchase price, up to approximately $53,000 was attributable to Dr. Simmet's ownership and under the terms of the transaction, Dr. Simmet transferred his right to receive the approximately $53,000 to us to satisfy a portion of Dr. Simmet's obligations to us. The purchase price will be paid as follows:

         o 5% of the "cash flow" of FSE for the fiscal year ending December 31, 2000;

         o 15% of the "cash flow" of FSE for the fiscal year ending December 31, 2001; and

         o 25% of the "cash flow" of FSE for the fiscal year ending December 31, 2002 through 2004.

         ALGO VISION SHARES - In a series of transactions commencing in February 2000, we sold all of our 750,000 shares of Algo Vision plc for approximately Lire 33.9 billion (approximately $16.8 million) resulting in a realized one-time gain of Lire 27.7 billion ($13.8 million) during the first quarter 2000.

         GAZZOLA TRANSACTION - On May 3, 2000, under a Shares Purchase Agreement with Starfood Italia S.r.l. and Dino Gazzola, we acquired, through our wholly-owned subsidiary, Petrini, all of the issued and outstanding shares of Pastificio Gazzola S.p.A. Pastificio Gazzola is an Italian company that produces and sells private label pasta in Europe, and in particular, Italy, France and Germany. Pastificio Gazzola owns approximately 99.8% of the capital stock of Gazzola France, a French company that sells private label pasta in France. Under the terms of the transaction, we paid approximately Lire 23.2 billion (approximately $11.5 million) in cash and issued 583,334 shares of our common stock to Starfood Italia. In addition we have agreed to make additional contingent payments on May 3, 2002 of (i) up to 5 billion Lire (approximately $2.5 million) in the event Pastificio Gazzola achieves certain performance targets in 2000 and 2001 and (ii) 5 billion Lire (approximately $2.5 million) if Mr. Gazzola does not voluntarily resign as the Managing Director of Pastificio Gazzola prior to May 3, 2002. We have also guaranteed the obligations of Petrini with respect to the additional contingent payments and have agreed to issue additional shares of our common stock to satisfy such obligations if required. The transaction was financed from borrowings under Petrini's credit facility.

         Starfood Italia is controlled by Mr. Gazzola. Pastificio Gazzola will operate as a wholly-owned subsidiary of Petrini (and as indirect wholly-owned subsidiary of Spigadoro) and Mr. Gazzola has agreed to remain as the Managing Director of Pastificio Gazzola until May 3, 2002.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

2.2 Shares Purchase Agreement dated as of April 14, 2000 by and between Petrini S.p.A. and the other parties named therein.(3)

10.72 Employment Agreement dated January 1, 2000 by and between the Company and Lucio De Luca.(1)

10.78 Stock Purchase Agreement dated as of January 19, 2000 by and between the Company and the other parties named therein.(2)

27       Financial Data Schedule

-------------

(1) Incorporated by reference to the Registrant's Current Report on Form 8-K as filed on January 12, 2000

(2) Incorporated by reference to the Registrant's Current Report on Form 8-K as filed on February 2, 2000

(3) Incorporated by reference to the Registrant's Current Report on Form 8-K as filed on May 10, 2000

(b)      Reports on Form 8-K.

         We filed reports on Form 8-K on January 12, 2000 reporting information under Items 1, 2 and 7 (including financial statements and pro forma financial statements), on January 19, 2000 reporting information under Item 4, on January 19, 2000 reporting information under Item 5, on February 2, 2000 reporting information under Items 2 and 7 (including pro forma financial statements), on February 29, 2000 reporting information under Item 2, on April 26, reporting information under Item 5 and on May 10, 2000 reporting information under Item 2.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           SPIGADORO, INC.




                                       By: /s/ Jacob Agam
                                          ---------------
                                           Jacob Agam
                                           Chairman of the Board of
                                           Directors and Chief Executive
                                           Officer



                                           /s/ Klaus Grissemann
                                           --------------------
                                           Klaus Grissemann
                                           Chief Financial Officer




Date:  May 15, 2000