Form 10-Q
period 2000-06-30
SPIGADORO INC
filed 2000-08-14
CIK 1029443

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2000

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
       1934

                        Commission File Number 001-15617


                                 SPIGADORO, INC.
             (exact name of registrant as specified in its charter)


          Delaware                                             13-3920210
(State or other jurisdiction of                            (I.R.S Employer
Incorporation or organization)                             Identification No.)


                               70 East 55th Street
                                   24th Floor
                            New York, New York 10022
                                (212) 754 - 4271

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

         Yes X        No
            ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

          Class                                  Outstanding at August 14, 2000
----------------------------                     ------------------------------
Common Stock, $.01 par value                     60,930,148 shares

                         SPIGADORO, INC. AND SUBSIDIARIES

                                 FORM 10-Q INDEX

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2000


                                                                                                       Page No.
PART I.          FINANCIAL INFORMATION
                 Item 1.        Financial Statements

                                Consolidated Balance Sheets at June 30, 2000
                                (unaudited) and December 31, 1999                                         3

                                Consolidated Statements of Income for Three Months
                                ended June 30, 2000 and 1999 (unaudited)                                  4

                                Consolidated Statements of Income for Six Months
                                ended June 30, 2000 and 1999 (unaudited)                                  5

                                Consolidated Statements of Cash Flows for Six Months
                                ended June 30, 2000 and 1999 (unaudited)                                  6

                                Notes to Consolidated Financial Statements                               7-10

                 Item 2.        Management's Discussion and Analysis of
                                Financial Condition and Results of Operations                           11-19

                 Item 3.        Quantitative and Qualitative Disclosures
                                About Market Risk                                                         19

PART II.         OTHER INFORMATION

                 Item 1.        Legal Proceedings                                                         20

                 Item 2.        Changes in Securities and Use of Proceeds                                 20

                 Item 3.        Default upon Senior Securities                                            20

                 Item 4.        Submission of Matters to a Vote of Security Holders                       20

                 Item 5.        Other Information                                                       20-21

                 Item 6.        Exhibits and Reports on Form 8-K                                          22

SIGNATURE PAGE                                                                                            23





                                       2

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        SPIGADORO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                       June 30,     June 30,   December, 31
                                                         2000         2000         1999
                                                      (unaudited)   (unaudited)
                                                    --------------  ------------------------
ASSETS                                                (thousands         (millions of Lire)
                                                    of Dollars)(1)

Current assets:
     Cash and cash equivalents                       $  20,013       40,707       15,999
     Accounts receivable trade, net of allowance
     for doubtful accounts of Lire 2,474 millions
     in 2000 and Lire 1,857 millions in 1999            23,904       48,622       50,937
     Securities held for sale                                                      5,794
     Taxes receivable                                    7,102       14,445       13,895
     Inventories                                        16,390       33,337       21,789
     Deferred income taxes                                 306          622        6,080
     Other current assets                                6,460       13,140        2,397
                                                     ---------   ----------    ---------
         Total current assets                           74,175      150,873      116,891

Property, equipment and improvements, net               70,691      143,785       70,584

Other assets:
     Intangible assets, at amortized cost               18,435       37,497       19,205
     Other assets                                        4,281        8,707        6,728
     Assets held for disposition                         1,793        3,647        3,837
                                                     ---------   ----------    ---------
                                                     $ 169,375      344,509      217,245
                                                     =========   ==========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Short term borrowings                           $  34,187       69,536       72,395
     Current portion of long-term debt                   3,374        6,862        3,589
     Accounts payable                                   36,710       74,668       32,429
     Income taxes payable                                1,413        2,874          886
     Accrued payroll and social contributions            3,256        6,623        5,949
     Other current liabilities                           3,981        8,097        5,039
                                                     ---------   ----------    ---------
         Total current liabilities                      82,921      168,660      120,287
Long-term debt, less current portion                    34,440       70,051       13,479
Employees and agents termination indemnities             9,329       18,975       15,328
Deferred income taxes                                    2,884        5,866        4,963
Social contributions and income taxes payable            2,350        4,781        4,781
                                                     ---------   ----------    ---------
         Total liabilities                             131,924      268,333      158,838
                                                     ---------   ----------    ---------
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.01(Lire 19.27) par value,
         authorized 10,000,000, none issued
     Common stock, $.01(Lire 19.27) par value,
         authorized 100,000,000, issued 63,152,148
         in 2000 and 60,942,099 in 1999                    598        1,217        1,174
     Capital in excess of par value                     29,645       60,298       56,781
     Retained earnings                                   8,278       16,838          754
     Accumulated other comprehensive income (loss)        (806)      (1,641)          95
     Less treasury stock (80,000 shares)                  (264)        (536)        (397)
                                                     ---------   ----------    ---------
         Total stockholders' equity                     37,451       76,176       58,407
                                                     ---------   ----------    ---------
                                                     $ 169,375      344,509      217,245
                                                     =========   ==========    =========

(1) Exchange rate: Lire 2,034 = U.S. $1 as of June 30, 2000, unaudited and presented for convenience purposes only.


                                  See Notes to Consolidated Financial Statements

                        SPIGADORO, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                          Three Months Ended
                                                               June 30,
                                         -----------------------------------------------
                                                 2000             2000            1999
                                         -------------------   ----------      ---------
                                             (thousands of     (millions of Lire, except
                                         Dollars, except per       per share amounts)
                                          share amounts)(1)


Net sales                                      $ 39,566          80,478          65,963
Cost of sales                                    31,995          65,078          47,165
                                               --------        --------        --------
Gross profit                                      7,571          15,400          18,798
                                               --------        --------        --------
Operating expenses:
     Selling expenses                             6,209          12,630          10,573
     General and administrative expenses          2,863           5,823           5,200
                                               --------        --------        --------
                                                  9,072          18,453          15,773
                                               --------        --------        --------

Income (loss) from operations                    (1,501)         (3,053)          3,025
                                               --------        --------        --------

Other income (expense):
     Interest expense                            (1,121)         (2,280)           (516)
     Interest income                                207             421            --
     Other, net                                     496           1,008            (529)
                                               --------        --------        --------
                                                   (418)           (851)         (1,045)
                                               --------        --------        --------


Income (loss) from continuing operations
before income taxes                              (1,919)         (3,904)          1,980

Income taxes                                       (204)           (414)         (1,413)
                                               --------        --------        --------

Income (loss) from continuing operations         (2,123)         (4,318)            567

Loss from discontinued operations                   (68)           (138)           --
                                               --------        --------        --------

Net income (loss)                              $ (2,191)         (4,456)            567
                                               ========        ========        ========



Earnings per share of common stock:
     Basic                                     $  (0.04)            (73)             10
                                               ========        ========        ========
     Diluted                                   $  (0.04)            (73)             10
                                               ========        ========        ========


Weighted average number of
     common shares outstanding
      - basic                                60,733,239      60,733,239      57,682,551
                                             ==========      ==========      ==========
      - diluted                              60,733,239      60,733,239      57,793,715
                                             ==========      ==========      ==========

(1) Exchange rate: Lire 2,034 = U.S. $1 as of June 30, 2000, unaudited and presented for convenience purposes only.

                                  See Notes to Consolidated Financial Statements

                        SPIGADORO, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                          Six Months Ended
                                                               June 30,
                                          ----------------------------------------------
                                                 2000            2000            1999
                                          -------------------  --------        ---------
                                             (thousands of     (millions of Lire, except
                                          Dollars, except per      per share amounts)
                                           share amounts)(1)

Net sales                                    $   70,739         143,884         131,318
Cost of sales                                    55,060         111,992          94,234
                                             ----------     -----------        --------
Gross profit                                     15,679          31,892          37,084
                                             ----------     -----------        --------
Operating expenses:
     Selling expenses                            12,220          24,855          23,280
     General and administrative expenses          4,903           9,974           8,505
                                             ----------     -----------        --------
                                                 17,123          34,829          31,785
                                             ----------     -----------        --------

Income (loss) from operations                    (1,444)         (2,937)          5,299
                                             ----------     -----------        --------

Other income (expense):
     Interest expense                            (1,732)         (3,524)         (1,259)
     Interest income                                301             613            --
     Other, net                                  14,315          29,117            (344)
                                             ----------     -----------        --------
                                                 12,884          26,206          (1,603)
                                             ----------     -----------        --------

Income from continuing operations
before income taxes                              11,440          23,269           3,696

Income taxes                                     (3,439)         (6,995)         (2,681)
                                             ----------     -----------        --------

Income from continuing operations                 8,001          16,274           1,015

Loss from discontinued operations                   (93)           (190)           --
                                             ----------     -----------        --------

Net income                                   $    7,908          16,084           1,015
                                             ==========     ===========        ========



Earnings per share of common stock:
     Basic                                   $     0.13             266              18
                                             ==========     ===========      ==========
     Diluted                                 $     0.12             254              18
                                             ==========     ===========      ==========

Weighted average number of
     common shares outstanding
      - basic                                60,561,456      60,561,456      57,689,379
                                             ==========     ===========      ==========
      - diluted                              65,604,223      65,604,223      57,816,332
                                             ==========     ===========      ==========


(1) Exchange rate: Lire 2,034 = U.S. $1 as of June 30, 2000, unaudited and presented for convenience purposes only.


                                  See Notes to Consolidated Financial Statements

                        SPIGADORO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Six Months Ended
                                                                          June 30,
                                                            --------------------------------------------
                                                                 2000            2000            1999
                                                            --------------     --------       ----------
                                                              (thousands          (millions of Lire)
                                                            of Dollars)(1)

Cash flows from operating activities:
     Net income from continuing operations                    $  8,001          16,274           1,015
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Gain on sale of securities                            (13,804)        (28,078)           --
         Depreciation of equipment                               2,039           4,148           2,098
         Amortization of goodwill                                  563           1,144             669
         Provision for employees and agents
            termination indemnities                                577           1,174           1,098
         Provision for doubtful accounts                           157             320           1,153
         Deferred income taxes                                   2,931           5,962            (348)
         Other non cash items, net                                 130             264             --
         Payment of employees and agents
            termination indemnities                               (426)           (866)         (1,909)
     Changes in operating assets and liabilities:
         Accounts receivable trade                               7,575          15,408          22,745
         Inventories                                             1,444           2,936           3,838
         Accounts payable and other current liabilities          4,000           8,137          (3,828)
         Accrued payroll and social contributions                 (598)         (1,217)           (608)
         Other, net                                             (1,444)         (2,937)         (7,570)
                                                              --------     -----------        --------
Net cash provided by operating activities                       11,145          22,669          18,353
                                                              --------     -----------        --------
Cash flows from investing activities:
     Acquisition of business, net of cash acquired             (12,202)        (24,819)           --
     Proceeds from sale of securities                           16,426          33,411            --
     Purchases of property, equipment and improvements          (1,589)         (3,232)           (840)
     Proceeds from disposal of property, equipment
         and improvements                                           30              62             284
     Additions to intangible assets                               (149)           (303)           (558)
                                                              --------     -----------        --------
Net cash (used in) provided by investing activities              2,516           5,119          (1,114)
                                                              --------     -----------        --------
Cash flows from financing activities:
     Proceeds from issuance of common stock                      1,735           3,528            --
     Purchase of treasury stock                                    (72)           (146)           --
     Repayment of notes payable                                 (7,517)        (15,290)           --
     Proceeds from long term debt                               15,055          30,621           9,972
     Payment of long-term debt                                  (1,343)         (2,732)         (6,608)
     Net change in short-term borrowings                        (9,727)        (19,784)         (6,195)
                                                              --------     -----------        --------
Net cash used in financing activities                           (1,869)         (3,803)         (2,831)
                                                              --------     -----------        --------
Effect of exchange rate on cash                                    355             723            --
                                                              --------     -----------        --------
Net increase in cash and cash equivalents                       12,147          24,708          14,408
Cash and cash equivalents, beginning of the period               7,866          15,999             869
                                                              --------     -----------        --------
Cash and cash equivalents, end of period                      $ 20,013          40,707          15,277
                                                              ========     ===========        ========
Supplemental disclosure of cash flow information,
cash paid during the period for:
     Interest                                                 $  1,456           2,961           1,733
                                                              ========     ===========        ========
     Income taxes                                             $      0               0           2,687
                                                              ========     ===========        ========

(1) Exchange rate: Lire 2,034 = U.S. $1 as of June 30, 2000, unaudited and presented for convenience purposes only.

                                  See Notes to Consolidated Financial Statements

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         INTERIM FINANCIAL INFORMATION - The unaudited interim consolidated financial statements contain all adjustments consisting of normal recurring adjustments, which are, in the opinion of the management of Spigadoro, Inc. ("Spigadoro"), necessary to present fairly the consolidated financial position of Spigadoro as of June 30, 2000, and the consolidated results of operations and cash flows of Spigadoro for the periods presented. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Spigadoro's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

          PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Spigadoro, its wholly-owned subsidiaries Petrini S.p.A. ("Petrini") and its wholly-owned subsidiaries Petrini Foods International Inc. ("PFI") and Pastificio Gazzola S.p.A. ("Gazzola"), IAT AG, Switzerland ("IAT AG"), IAT Multimedia GmbH with its branch office Columbus- Computer- Handel und Vertrieb ("IAT GmbH") and Columbus-Computer-Handels und Vertriebs Verwaltungs GmbH (collectively, the "Company"). All intercompany accounts and transactions have been eliminated.

         As a result of the Petrini transaction, the Company issued a controlling amount of its common stock to the stockholders of Petrini and the transaction has been accounted for as a reverse acquisition. In a reverse acquisition, although the Company was the legal acquiror, Petrini is considered the acquiror for accounting purposes. Therefore, the financial statements for all periods presented prior to the December 29, 1999 acquisition date are the financial statements of Petrini. For all periods subsequent to December 29, 1999, the financial statements are the financial statements of Spigadoro. As a result of the Company's change in business strategy prior to the Petrini transaction, it discontinued, for accounting purposes, all of its operations related to the distribution of personal computers and personal computer components, peripherals and software.

          FOREIGN CURRENCY TRANSLATION - The consolidated financial statements of the Company have been prepared in Italian Lire, the Company's functional currency, since principally all of the continuing operations are headquartered in Italy. Subsidiaries located in the United States, Switzerland and Germany have been converted to Lire from U.S. Dollars, Swiss Francs and Deutsche Marks using the exchange rate at the end of the period for balance sheet items, except for equity accounts which are translated at historical rates and the average exchange rates for the period for statement of income items and for statement of cash flow items. The translation differences are recorded as accumulated other comprehensive income in the consolidated statements of stockholders' equity.

          The consolidated financial statements of the Company, including U.S. Dollar information in the notes to the consolidated financial statements, have been translated into U.S. Dollars for the convenience of the readers and have been made at the rate of Italian Lire 2,034 to U.S. $1.00, approximating the Noon Buying rate of the Federal Reserve Bank of New York at June 30, 2000. All monetary amounts are in million of Lire and thousands of U.S. Dollars excluding per share information. Such translation should not be construed as a representation that the Lire amounts could be converted into U.S. Dollars at that, or any other rate.

          INCOME PER SHARE - The Company complies with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share is computed by dividing income of the entity by the weighted average number of common shares outstanding for the period. Basic earnings per share excludes shares held in treasury and shares held in escrow pending release upon the occurrence of specified economic events. Shares held in treasury and in escrow for the periods ended June 30, 2000 and 1999 were 80,000 and 2,125,000 and 50,000 and 498,285 respectively. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The effect of the discontinued operations on earnings per share were immaterial and eliminated due to rounding. At June 30, 2000, the Company had unexercised stock options to purchase 1,450,000 shares, and had unexercised common stock purchase warrants to purchase 2,771,726 shares.

NOTE 2.   SALE OF EQUITY INTEREST IN SUBSIDIARY

          Under a stock purchase agreement dated January 19, 2000, the Company sold its 100% ownership of the General Partner of FSE Computer Handel GmbH & Co KG ("FSE") and its 80% ownership of the limited partnership interest of FSE for approximately Lire 0.4 billion ($200,000) payable over a five year period. FSE marketed the Company's high performance personal computers in Germany. The sale did not result in a gain or loss during the six months ended June 30, 2000. The assets were stated at their net realizable value in the balance sheet at December 31, 1999. See "Item 5. Other Information."

NOTE 3.   ALGO VISION SHARES

         In a series of transactions commencing in February 2000, the Company sold all of its 750,000 shares of Algo Vision plc for approximately Lire 33.9 billion ($16.8 million), resulting in a realized one-time net gain of Lire 28.1 billion ($13.8 million).

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


NOTE 5.  ACQUISITION OF GAZZOLA

         On May 3, 2000, under a Shares Purchase Agreement with Starfood Italia S.r.l. and Dino Gazzola, the Company acquired, through its wholly-owned subsidiary, Petrini, all of the issued and outstanding shares of Pastificio Gazzola S.p.A. The aggregate purchase price, including acquisition expenses, was Lire 27.4 billion ($13.5 million) in cash. In addition, the

Company issued 583,334 shares of its common stock to Starfood Italia and received $1,750,000 of cash proceeds. The Company has also agreed to make additional contingent payments on May 3, 2002 of up to Lire 10 billion (approximately $5.0 million) subject to certain conditions. The Company has also guaranteed the obligations of Petrini with respect to the additional contingent payments and has issued 2,125,000 shares of its common stock which were put into escrow to satisfy such obligations if required. See "Item 5. Other Information."

         The acquisition was accounted for as a purchase and the purchase price was allocated on the basis of the relative fair values of the assets acquired and the liabilities assumed as follows:
                                                                      Millions
                                                                      of Lire
                                                                     ---------
Purchase price                                                          27,367
Gazzola net equity April 30, 2000                                          307
                                                                     ---------
Excess cost                                                             27,060
                                                                     ---------

Fixed and intangible assets                                             10,950
Goodwill                                                                18,400
Allowance for doubtful accounts                                         (1,502)
Deferred tax liability                                                    (788)
                                                                     ---------
                                                                        27,060
                                                                     ---------

         The following unaudited pro forma condensed statements of operations for the six months ended June 30, 2000 and 1999 give effect to the acquisition of Gazzola as if it had occurred on January 1 of each year:

                                                                    Six Months Ended June 30,
                                                            2000                                1999
                                              ----------------------------------  ----------------------------------
                                                (thousands        (millions          (thousands        (millions
                                               of Dollars)         Of Lire)         of Dollars)         of Lire)
                                                       ( e x c e p t  p e r  s h a r e  a m o u n t s )

Net sales                                             82,555            167,917            87,817           178,620
                                              ===============  =================  ================   ===============
Loss before extraordinary items                       (8,190)           (16,659)             (364)             (741)
                                              ===============  =================  ================   ===============
Net income (loss)                                      5,329             10,840              (364)             (741)
                                              ===============  =================  ================   ===============

Earnings per share
- Basic                                                 0.09                179             (0.01)              (13)
                                              ===============  =================  ================   ===============
- Diluted                                               0.09                174             (0.01)              (13)
                                              ===============  =================  ================   ===============
Weighted average number
of shares outstanding
- Basic                                                  60,561,456                          57,689,379
                                                         ==========                          ==========
- Diluted                                                65,604,223                          57,689,379
                                                         ==========                          ==========

NOTE 6.  INVENTORIES

                                                    June 30,               June 30,            December 31,
                                                      2000                   2000                  1999
                                              ----------------------  -------------------  ---------------------
                                                  (thousands of                  (millions of Lire)
                                                    Dollars)

 Raw materials and consumables                                8,665               17,625                 15,074
 Work-in-process                                                 97                  197                    349
 Finished goods                                               7,628               15,515                  6,366
                                              ----------------------  -------------------  ---------------------
                                                             16,390               33,337                 21,789
                                              ======================  ===================  =====================







NOTE 7.           COMPREHENSIVE INCOME (LOSS)

                                           Six Months                                 Three Months
                                              Ended                                      Ended
                                            June 30,                                    June 30,
                           --------------------------------------------  ---------------------------------------
                                 2000             2000         1999           2000           2000        1999
                           ------------------  ------------ -----------  ---------------  ------------ ---------
                             (thousands of       (millions of Lire)      (thousands of     (millions of Lire)
                               Dollars)                                     Dollars)

 Net income (loss)                     7,908        16,084       1,015          (2,191)       (4,456)       567
 Other comprehensive income
    (loss) net of tax:
 Foreign currency
 translation adjustments                (854)       (1,736)         42             (45)          (92)        (9)
                           ------------------  ------------ -----------  ---------------  ------------ ---------
                                       7,054        14,348       1,057          (2,236)       (4,548)       558
                           ==================  ============ ===========  ===============  ============ =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Unless the context otherwise requires, "we" or "us" refers to Spigadoro, Inc., the Delaware corporation, and its wholly owned subsidiaries.

         This Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provision under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "projects", or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those currently anticipated or expressed or implied by any such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-Q to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Risk Factors" and elsewhere in, or incorporated by reference from time to time into our filings with the Securities and Exchange Commission. These factors include the following: we have changed our principal business and we may not be successful operating a new business; Vertical Financial Holdings and affiliated entities control Spigadoro; our operating results will be adversely affected by charges from acquisitions; our strategy of acquiring other companies for growth may not succeed and may adversely affect our financial condition, results of operations and cash flows; intense competition in the pasta and animal feed industries may adversely affect operating results; our business may be adversely affected by risks associated with foreign operations; and other risks. In addition, our acquisition negotiations are in various stages and we have no agreement or arrangements relating to any acquisitions. We are unable to predict whether or when any of these negotiations will result in any definitive agreements.

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

         In May 2000, we acquired, through our wholly-owned subsidiary, Petrini, all of the issued and outstanding shares of Pastificio Gazzola S.p.A. ("Gazzola"). Gazzola is an Italian company that produces and sells private label pasta in Europe and, in particular, Italy, France and Germany. Gazzola owns approximately 99.8% of the capital stock of Gazzola France, a French company that sells private label pasta in France. See "Item 5. Other Information."

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

         Since all of our continuing operations are primarily in Italy, our functional currency is the Italian Lire. Therefore, our financial statements are presented in Lire for financial statement reporting. All amounts stated in U.S. Dollars have been translated into U.S. Dollars for the convenience of the reader at the rate of Lire 2,034 = US $1.00, which approximates the Noon Buying Rate of the Federal Reserve Bank of New York on June 30, 2000. In addition, all amounts in tons are stated in metric tons.

         In the following discussions, most percentages and Lire and U.S. Dollar amounts have been rounded to aid presentation. As a result, all such figures are approximations.



RESULTS OF OPERATIONS

         THREE MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO THREE MONTH PERIOD ENDED JUNE 30, 1999.

         We acquired Gazzola on May 3, 2000 and therefore our results of operations for the second quarter 2000 include the Gazzola operations, while our results of operations for the second quarter 1999 include only the operations of Petrini. As a result, all revenue and expense accounts in the following discussion for the second quarter 2000 were increased by Gazzola's revenues and expenses incurred during the two months May and June 2000.

         NET SALES. Net sales for the second quarter 2000 increased by 22.0% to Lire 80.5 billion ($39.6 million) from Lire 66.0 billion ($32.4 million) for the second quarter 1999 primarily due to the Gazzola sales for May and June 2000 which were not included in the prior year period. Net sales for animal feed for the second quarter 2000 decreased slightly by 0.8% to Lire 47.6 billion ($23.4 million) from Lire 48.0 billion ($23.6 million) for the second quarter 1999, while the sales volume decreased by 1.4% to 95,900 tons in the second quarter 2000 from 97,300 tons in the second quarter 1999. Net sales for pasta and flour for the second quarter 2000 increased by 82.8% to Lire 32.9 billion ($16.2 million) from Lire 18.0 billion ($8.8 million) for the second quarter 1999 as a result of an increase of 97.7% in sales volumes to 34,000 tons in the second quarter 2000 from 17,200 tons in the second quarter 1999 due to Gazzola's sales in May and June 2000. The increase in net sales was therefore primarily due to increased volumes in the food division, partially offset by a decrease in sales prices to our customers primarily caused by an increase of lower priced products of our Gazzola operation and resulting from high competition in the markets in which we operate. Our sales are primarily made to customers within Europe.

         GROSS PROFIT. Gross profit for the second quarter 2000 decreased by 18.1% to Lire 15.4 billion ($7.6 million), or 19.1% of net sales, from Lire 18.8 billion ($9.2 million), or 28.5% of net sales, for the second quarter 1999. This decrease was primarily due to an increase in raw material costs impacted by a strengthening of the U.S. Dollar against the Lire, our inability to sufficiently increase sales prices due to high competition, an increase in sales of lower priced products and an increase in lower margin private label sales from our Gazzola operation. We anticipate a decrease in raw material prices resulting from a strong wheat crop which, together with certain sales price increases, should contribute to an improvement of our profit margins during the second half of 2000.

         OPERATING EXPENSES. Operating expenses relating to the Petrini and Gazzola operations (stand-alone) in the second quarter 2000 increased by 8.8% to Lire 17.2 billion ($8.4 million) or 21.3% of net sales from Lire 15.8 billion ($7.8 million) or 23.9% of net sales in the second quarter 1999 due to Gazzola operating expenses for May and June 2000 which were not included in the prior year period. The increase associated with the inclusion of the Gazzola operating expenses was partially offset by the Petrini efficiency plan introduced in the second half of 1999, which resulted in a reduction of the Petrini operating expenses of Lire 1.6 billion ($803,000), or 10.4%, in the second quarter 2000 (including reductions due to lower sales volumes) compared to the second quarter 1999. Consolidated operating expenses, including selling expenses and general and administrative expenses, for the second quarter 2000 increased by 17.0% to Lire 18.5 billion ($9.1 million), or 22.9% of net sales, from Lire 15.8 billion ($7.8 million) for the second quarter 1999, or 23.9% of net sales. This increase was due to the additional effect of Spigadoro corporate overhead costs, including goodwill amortization, which were not incurred in the second quarter 1999 and increased operating expenses at PFI, Petrini's U.S. subsidiary, due to additional investments in PFI in order to launch our recent penetration into the U.S. food service market. Such expenses were lower in the second quarter 1999 when PFI distributed its products primarily to supermarkets.

         INCOME (LOSS) FROM OPERATIONS. Loss from operations at Petrini and Gazzola (stand-alone) amounted to Lire 1.3 billion ($638,000) during the second quarter 2000 as compared to income from operations of Lire 3.0 billion ($1.5 million) during the comparable 1999 period. This decrease was primarily due to a reduction in gross profit in the second quarter 2000 resulting from the factors set forth above and an increase in operating expenses due to the Gazzola acquisition. Consolidated loss from operations for the second quarter 2000 amounted to Lire 3.1 billion ($1.5 million) compared to income from operations of Lire 3.0 billion ($1.5 million) for the second quarter 1999 due to the additional effect of an increase in operating expenses as a result of corporate overhead and goodwill amortization expenses not incurred in the second quarter 1999, as well as higher operating expenses incurred by PFI in the second quarter 2000 due to the new initiatives described above.

         INTEREST EXPENSE. Interest expense for the second quarter 2000 increased to Lire 2.3 billion ($1.1 million) from Lire 0.5 billion ($254,000) for the second quarter 1999. This increase was a result of additional debt incurred and assumed in connection with our acquisition of Gazzola, interest expense relating to notes payable issued in the Petrini acquisition in December 1999 and additional costs incurred relating to our increased factoring activity.

         OTHER INCOME. Other income for the second quarter 2000 increased to Lire 1.0 billion ($496,000) from other expense of Lire 0.5 billion ($260,000) for the second quarter 1999 primarily as a result of exchange rate gains on the repayment of our Lire 12.05 billion promissory note issued in connection with our acquisition of Petrini in December 1999.

         INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES. Loss before taxes for the second quarter 2000 amounted to Lire 3.9 billion ($1.9 million) compared to income before taxes of Lire 2.0 billion ($1.0 million) for the second quarter 1999. Loss before taxes for the second quarter 2000 is primarily due to a reduction in gross profit, an increase in operating and interest expenses due to the Gazzola acquisition and an increase in corporate overhead including goodwill amortization not incurred in the prior year period, partially offset by exchange rate gains.

         NET INCOME (LOSS). Net loss for the second quarter 2000 amounted to Lire 4.5 billion ($2.2 million) compared to net income of Lire 0.6 billion ($279,000) for the second quarter 1999. Net loss for the second quarter 2000 was primarily the result of the loss from operations due to the factors set forth above, an increase in net interest expense, partially offset by exchange rate gains and a reduction in income taxes. Income taxes for the second quarter 2000 decreased to Lire 0.4 billion ($204,000) from Lire 1.4 billion ($695,000) for the second quarter 1999. Income taxes were derived from operations in Italy and were accrued despite of the loss before taxes incurred in the second quarter 2000 due to certain items which are not deductible for purposes of regional income tax in Italy.

         EBITDA. EBITDA relating to the Petrini and Gazzola operations (stand-alone) in the second quarter 2000 decreased by 66.7% to Lire 1.5 billion ($720,000) from Lire 4.4 billion ($2.2 million) in the second quarter 1999. This decrease was primarily due to a reduction in gross profit in the second quarter 2000 as a result of an increase in sales of lower priced products and an increase in operating expenses. Consolidated EBITDA for the second quarter 2000 decreased to Lire 0.3 billion ($156,000) from Lire 4.4 billion ($2.2 million) for the second quarter 1999 due to the additional effect of corporate overhead expenses not incurred in the second quarter 1999 and higher operating expenses incurred by PFI in the second quarter 2000 due to the investment in our food service initiative. EBITDA should not be considered an alternative to income from operations, net income, cash flow or any other measure of performance as determined in accordance with generally accepted accounting principles, as an indicator of operating performance or as a measure of liquidity.

         SIX MONTHS PERIOD ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS PERIOD ENDED JUNE 30, 1999.

         We acquired Gazzola on May 3, 2000 and therefore our results of operations for the six months ended June 30, 2000 include the Gazzola operations, while our results of operations for the six months ended June 30, 1999 include only the operations of Petrini. As a result, all revenue and expense accounts in the following discussion for the six months ended June 30, 2000, were increased by Gazzola's revenues and expenses incurred during the two months May and June 2000.

         NET SALES. Net sales for the six months ended June 30, 2000 increased by 9.6% to Lire 143.9 billion ($70.7 million) from Lire 131.3 billion ($64.6 million) for the six months ended June 30, 1999 primarily due to the Gazzola sales for May and June 2000 which were not included in the prior year period. Net sales for animal feed for the six months ended June 30, 2000 decreased by 2.3% to Lire 93.7 billion ($46.1 million) from Lire 95.9 billion ($47.1 million) for the six months ended June 30, 1999, while the sales volume decreased slightly by 1.2% to 192,700 tons in the six months ended June 30, 2000 from 195,100 tons in the six months ended June 30, 1999. Net sales for pasta and flour for the six months ended June 30, 2000 increased by 41.6% to Lire 50.2 billion ($24.7 million) from Lire 35.4 billion ($17.4 million) for the six months ended June 30, 1999 as a result of an increase of 51.6% in sales volumes to 52,000 tons in the six months ended June 30, 2000 from 34,300 tons in the six months ended June 30, 1999 due to Gazzola sales in May and June 2000. The increase in net sales was therefore primarily due to increased volumes in the food division, partially offset by a decrease in sales prices to our customers primarily caused by an increase of sales of lower priced products of our Gazzola operation and resulting from high competition in the markets in which we operate. Our sales are primarily made to customers within Europe.

         GROSS PROFIT. Gross profit for the six months ended June 30, 2000 decreased by 14.0% to Lire 31.9 billion ($15.7 million), or 22.2% of net sales, from Lire 37.1 billion ($18.2 million), or 28.2% of net sales, for the six months ended June 30, 1999. This decrease was primarily due to an increase in raw material costs impacted by a strengthening of the U.S. Dollar against the Lire, our inability to sufficiently increase sales prices due to high competition, an increase in sales of lower priced products and an increase in lower margin private label sales of our Gazzola operation. We anticipate a decrease in raw material prices resulting from a strong wheat crop which, together with certain sales price increases, should contribute to an improvement of our profit margins during the second half of 2000.

         OPERATING EXPENSES. Operating expenses relating to the Petrini and Gazzola operations (stand-alone) in the six months ended June 30, 2000 increased by 1.5% to Lire 32.3 billion ($15.9 million), or 22.4% of net sales, from Lire
31.8 billion ($15.6 million), or 22.4% of net sales, in the six months ended June 30, 1999 primarily due to Gazzola operating expenses for May and June 2000 which were not included in the prior year period. The increase associated with the inclusion of the Gazzola operating expenses was partially offset by cost reductions of the Petrini efficiency plan introduced in the second half of 1999, which resulted in a reduction of the Petrini operating expenses of Lire 2.5 billion ($1.2 million), or 8.0%, in the six months ended June 30, 2000 (including reductions due to lower sales volumes) compared to the prior year period. Consolidated operating expenses, including selling expenses and general and administrative expenses, for the six months ended June 30, 2000 increased by 9.6% to Lire 34.8 billion ($17.1 million), or 24.2% of net sales, from Lire 31.8 billion ($15.6 million) for the six months ended June 30, 1999, or 24.2% of net sales. This increase was due to the additional effect of Spigadoro corporate overhead costs, including goodwill amortization, which were not incurred in the six months ended June 30, 1999 and increased operating expenses at PFI, Petrini's U.S. subsidiary, due to additional investments in PFI in order to launch our recent penetration into the U.S. food service market. Such expenses were lower in the six months ended June 30, 1999 when PFI distributed its products primarily to supermarkets.

         INCOME (LOSS) FROM OPERATIONS. Income from operations at Petrini and Gazzola (stand-alone) decreased by 89.7% to Lire 0.5 billion ($269,000) during the six months ended

June 30, 2000 as compared to Lire 5.3 billion ($2.6 million) during the comparable 1999 period. This decrease was primarily due to a reduction in gross profit in the six months ended June 30, 2000, resulting from the factors set forth above and an increase in operating expenses due to the Gazzola acquisition. Consolidated loss from operations for the six months ended June 30, 2000 amounted to Lire 2.9 billion ($1.4 million) compared to income from operations of Lire 5.3 billion ($2.6 million) for the six months ended June 30, 1999 due to the additional effect of an increase in operating expenses as a result of corporate overhead and goodwill amortization expenses not incurred in the six months ended June 30, 1999, as well as higher operating expenses incurred by PFI in the six months ended June 30, 2000 due to the new initiatives described above.

         INTEREST EXPENSE. Interest expense for the six months ended June 30, 2000 increased by 180.0% to Lire 3.5 billion ($1.7 million) from Lire 1.3 billion ($619,000) for the six months ended June 30, 1999. This increase was a result of additional debt incurred and assumed in connection with our acquisition of Gazzola, interest expense relating to notes payable issued in the Petrini acquisition in December 1999 and additional costs incurred relating to our increased factoring activity.

         OTHER INCOME. Other income for the six months ended June 30, 2000 increased to Lire 29.1 billion ($14.3 million) from other expenses of Lire 0.3 billion ($169,000) for the six months ended June 30, 1999 primarily as a result of the sale of all of our Algo Vision shares resulting in a one-time net gain of Lire 28.1 billion ($13.8 million) and of exchange rate gains on the repayment of our Lire 12.05 billion promissory note issued in connection with our acquisition of Petrini in December 1999.

         INCOME FROM CONTINUING OPERATIONS BEFORE TAXES. Income before taxes for the six months ended June 30, 2000 increased to Lire 23.3 billion ($11.4 million) from Lire 3.7 billion ($1.8 million) for the six months ended June 30, 1999. This increase was primarily due to a one-time gain from the sale of all of our Algo Vision shares and exchange rate gains on the repayment of our Lire note payable partially offset by a reduction of operating income in the six months ended June 30, 2000 due to the other factors set forth above.

         NET INCOME. Net income for the six months ended June 30, 2000 increased to Lire 16.1 billion ($7.9 million) from Lire 1.0 billion ($499,000) for the six months ended June 30, 1999. The increase in net income was primarily due to a one-time gain from the sale of all of our Algo Vision shares, partially offset by a reduction in gross profits, an increase in interest expense and operating expenses including goodwill amortization and an increase in income taxes. Income taxes for the six months ended June 30, 2000 increased to Lire 7.0 billion ($3.4 million) from Lire 2.7 billion ($1.3 million) for the six months ended June 30, 1999. However, a substantial portion of this tax amount is a non-cash charge relating to the reversal of a deferred tax asset. We will not be required to pay a substantial portion of the income taxes due on the sale of the Algo Vision shares as a result of the past net operating losses from our operations in Switzerland. The change in relative income tax rates for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 was primarily a result of the fact that our income for the six months ended June 30, 1999 was derived from operations in Italy while our income for the six months ended June 30, 2000 was derived from a one-time gain from the sale of all of our Algo Vision shares which was taxed at the tax rate in Switzerland which is substantially lower than the tax rate applied in Italy.

         EBITDA. EBITDA relating to the Petrini and Gazzola operations (stand-alone) in the six months ended June 30, 2000 decreased by 42.7% to Lire
4.6 billion ($2.3 million) from Lire 8.1 billion ($4.0 million) in the six months ended June 30, 1999. This decrease was primarily due to a reduction in gross profit in the six months ended June 30, 2000 as a result of an increase in sales of lower priced products and an increase in operating expenses relating to our Gazzola acquisition. Consolidated EBITDA for the six months ended June 30, 2000 decreased by 70.8% to Lire 2.4 billion ($1.2 million) from Lire 8.1 billion ($4.0 million) for the six months ended June 30, 1999 due to the additional effect of corporate overhead expenses not incurred in the six months ended June 30, 1999 and higher operating expenses incurred by PFI in the six months ended June 30, 2000 due to the investment in our food service initiative. EBITDA should not be considered an alternative to income from operations, net income, cash flow or any other measure of performance as determined in accordance with generally accepted accounting principles, as an indicator of operating performance or as a measure of liquidity.


LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2000, our cash and cash equivalents increased to Lire
40.7 billion ($20.0 million) from to Lire 16.0 billion ($7.9 million) at December 31, 1999.

         Net cash provided by operating activities was Lire 22.7 billion ($11.1 million) during the six months ended June 30, 2000 compared to Lire 18.4 billion ($9.0 million) during the six months ended June 30, 1999. Cash provided by operating activities was primarily the result of a decrease in accounts receivable in the amount of Lire 15.4 billion ($7.6 million) due to our factoring program and an increase in accounts payable and other current liabilities.

         Net cash provided by investing activities amounted to Lire 5.1 billion ($2.5 million) for the six months ended June 30, 2000 compared to net cash used in investing activities of Lire 1.1 billion ($548,000) for the six months ended June 30, 1999. Cash provided by investing activities was primarily the result of a one-time gain from our sale of all of our Algo Vision shares in the six months ended June 30, 2000 resulting in net proceeds of Lire 33.4 billion ($16.4 million), partially offset by purchases of equipment and improvements and the acquisition of Gazzola in the amount of Lire 24.8 billion ($12.2 million).

         Net cash used in financing activities in the six months ended June 30, 2000 totaled Lire 3.8 billion ($1.9 million) compared to Lire 2.8 billion ($1.4 million) in the six months ended June 30, 1999. Cash used in financing activities was primarily the result of the repayment of notes payable in the amount of Lire 15.3 billion ($7.5 million) issued in connection with our acquisition of Petrini in December 1999, a reduction in short term borrowings of our Petrini operation of Lire 19.8 billion ($9.7 million), partially offset by an increase in long term debt of Lire 30.6 billion ($15.1 million) which was primarily due to management's decision to utilize debt rather than available cash to pay the purchase price of the Gazzola acquisition.

         At June 30, 2000, our total indebtedness increased to Lire 146.4 billion ($72.0 million) compared to Lire 89.5 billion ($44.0 million) at December 31, 1999 primarily due to debt assumed in the Gazzola acquisition and long term debt incurred to pay for the Gazzola acquisition.

         At June 30, 2000, we had short term debt in the aggregate amount of Lire 69.5 billion ($34.2 million) comprised of borrowings under short term credit facilities and indebtedness assumed in the acquisition of Petrini. We maintain unsecured short term credit facilities with over 20 Italian banks. These facilities are typically available for terms up to one year and accrue interest at rates that fluctuate relative to the official Italian rate of discount. At June 30, 2000, the aggregate amount outstanding under these facilities was Lire 47.3 billion ($23.2 million) and Lire 98.0 billion ($48.2 million) was unused and available for borrowing. Borrowings under these facilities are used to support our Italian operations and are serviced by cash flow from operations. At June 30, 2000, the aggregate amount outstanding under the promissory notes issued in the acquisition of Petrini was Lire 22.3 billion ($11.0 million) compared to Lire 36.4 billion ($17.9 million) at December, 31, 1999. All of the remaining debt is payable in 2000.

         At June 30, 2000, we had long term debt in the aggregate amount of Lire
76.9 billion ($37.8 million). The debt matures over varying terms ranging from June 2000 to March 2007 and accrues interest either at fixed annual interest rates ranging from 3.4% to 12.2% or variable rates based upon various interest rates measures. A portion of the long term debt is secured by liens on Petrini's and Gazzola's property and some of the long term debt is subsidized by government agencies.

         We have entered into a factoring arrangement whereby we sell a portion of our accounts receivable without recourse. A portion of the proceeds of this arrangement have been used to pay short-term and long-term indebtedness while the remaining proceeds have been used for working capital. We intend to expand our factoring activity in the future and believe that it will result in increased cash and decreased short-term debt, while increasing our flexibility to incur additional indebtedness if necessary or advisable to execute our consolidation strategy.

         In a series of transactions commencing in February 2000, we sold all of our 750,000 shares of Algo Vision plc for Lire 33.9 billion ($16.8 million) of gross proceeds.

         In April 2000, Petrini entered into a standby credit facility with 10 Italian banks in the amount of Lire 60 billion ($30 million). The term of the facility is 18 months and outstanding balances will bear interest at 0.4 points above 3-months-EURIBOR. The facility has and will be used by us for working capital purposes, including acquisitions.

         We believe that our funds, including cash generated from operations together with amounts available under our credit facilities and factoring arrangements, should be sufficient to finance our working capital requirements and our capital and debt service requirements for approximately the 12 month period following June 30, 2000, depending on acquisitions. We may require additional funds for acquisitions and integration and management of acquired businesses. However, we have no commitments or arrangements to obtain any additional funds and we cannot predict whether additional funds will be available on terms favorable to us or at all. If we cannot obtain funds when required, the growth of our business may be adversely affected. Our acquisition negotiations are in various stages and we have no agreements or arrangements relating to any acquisitions. We are unable to predict whether or when any of these negotiations will result in any definitive agreements.

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

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         We did not issue any equity securities during the three months ended June 30, 2000, which were not registered under the Securities Act of 1933, except as follows:

         In May 2000, we issued 583,334 shares of our common stock to Starfood Italia S.r.l. in connection with our acquisition of the capital stock of Pastificio Gazzola S.p.A.

         In June 2000, under an Escrow Agreement between Petrini, Starfood Italia S.r.l. and Banca Piemonte, S.p.A. we issued 2,125,000 shares of our common stock which were put into escrow to secure Petrini's additional contingent payment of up to Lire 10 billion (approximately $5.0 million) subject to certain conditions pursuant to the Shares Purchase Agreement dated May 3, 2000.

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

         ALGO VISION SHARES - In a series of transactions commencing in February 2000, we sold all of our 750,000 shares of Algo Vision plc for approximately Lire 33.9 billion (approximately $16.8 million) resulting in a realized one-time gain of Lire 28.1 billion ($13.8 million) during the second quarter 2000.

         GAZZOLA TRANSACTION - On May 3, 2000, under a Shares Purchase Agreement with Starfood Italia S.r.l. and Dino Gazzola, we acquired, through our wholly-owned subsidiary, Petrini, all of the issued and outstanding shares of Pastificio Gazzola S.p.A. Pastificio Gazzola is an Italian company that produces and sells private label pasta in Europe, and in particular, Italy, France and Germany. Pastificio Gazzola owns approximately 99.8% of the capital stock of Gazzola France, a French company that sells private label pasta in France. The aggregate purchase, price including acquisition expenses, was Lire 27.4 billion ($13.5 million) in cash. We also issued 583,334 shares of our common stock to Starfood Italia and received $1,750,000 of cash proceeds. In addition we have agreed to make additional contingent payments on May 3, 2002 of (i) up to 5 billion Lire (approximately $2.5 million) in the event Pastificio Gazzola achieves certain performance targets in 2000 and 2001 and (ii) 5 billion Lire (approximately $2.5 million) if Mr. Gazzola does not voluntarily resign as the Managing Director of Pastificio Gazzola prior to May 3, 2002. We have also guaranteed the obligations of Petrini with respect to the additional contingent payments and issued 2,125,000 shares of our common stock which were put into escrow to satisfy such obligations if required. The transaction was financed from borrowings under Petrini's credit facility.

         Starfood Italia is controlled by Mr. Gazzola. Pastificio Gazzola will operate as a wholly-owned subsidiary of Petrini (and as indirect wholly-owned subsidiary of Spigadoro) and Mr. Gazzola has agreed to remain as the Managing Director of Pastificio Gazzola until May 3, 2002.

         STOCK REPURCHASE PLAN - In a series of transactions commencing in June 2000, we repurchased an aggregate of 47,000 shares of our common stock pursuant to our June 2000 stock repurchase plan under which we may purchase up to 1,000,000 shares of our common stock as permitted by applicable rules and regulations adopted under federal security laws. The purchases were made in open-market transactions at the then-prevailing market prices.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

2.2 Shares Purchase Agreement dated as of April 14, 2000 by and between Petrini S.p.A. and the other parties named therein.(1)

10.79 Consulting Agreement, dated as of June 1, 2000, between Spigadoro, Inc. and Orida Capital USA, Inc.

10.80 Fee Agreement, dated as of January 1, 2000, between Spigadoro, Inc., Jacob Agam and Vertical Financial Holdings

27        Financial Data Schedule


-------------
(1) Incorporated by reference to the Registrant's Current Report on Form 8-K as filed on May 10, 2000

(b)       Reports on Form 8-K.

         We filed reports on Form 8-K on April 26, 2000, reporting information under Item 5 and on May 10, 2000 reporting information under Item 2 and on July 17, 2000, reporting information under Item 7 (including financial statements and pro forma financial statements.

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




Date:  August 14, 2000