Form 10-Q
period 2000-09-30
SPIGADORO INC
filed 2000-11-16
CIK 1029443

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2000
                                     ------------------

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

         Yes X        No
            ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

        Class                                  Outstanding at November 14, 2000
---------------------                          --------------------------------
Common Stock, $.01 par value                   61,034,037 shares

                        SPIGADORO, INC. AND SUBSIDIARIES

                                 FORM 10-Q INDEX

                  FOR QUARTERLY PERIOD ENDED September 30, 2000

                                                                                   Page No.
                                                                                   --------
PART I.      FINANCIAL INFORMATION

             Item 1.      Financial Statements

                          Consolidated Balance Sheets at September 30, 2000
                          (unaudited) and December 31, 1999                           3

                          Consolidated Statements of Income for Three Months
                          ended September 30, 2000 and 1999 (unaudited)               4

                          Consolidated Statements of Income for Nine Months
                          ended September 30, 2000 and 1999 (unaudited)               5

                          Consolidated Statements of Cash Flows for Nine Months
                          ended September 30, 2000 and 1999 (unaudited)               6

                          Notes to Consolidated Financial Statements                 7-11

             Item 2.      Management's Discussion and Analysis of
                          Financial Condition and Results of Operations             12-20

             Item 3.      Quantitative and Qualitative Disclosures
                          About Market Risk                                           20

PART II.     OTHER INFORMATION

             Item 1.      Legal Proceedings                                           21

             Item 2.      Changes in Securities and Use of Proceeds                   21

             Item 3.      Default upon Senior Securities                              21

             Item 4.      Submission of Matters to a Vote of Security Holders         21

             Item 5.      Other Information                                         21-22

             Item 6.      Exhibits and Reports on Form 8-K                          22-23

SIGNATURE PAGE                                                                        24

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        SPIGADORO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                            September 30,     September 30,    December, 31
                                                                2000              2000             1999
                                                             (unaudited)       (unaudited)
                                                            -------------     -----------------------------
ASSETS                                                       (thousands             (millions of Lire)
                                                           of Dollars)(1)
Current assets:
     Cash and cash equivalents                               $  17,445            38,396          15,999
     Accounts receivable trade, net of allowance
     for doubtful accounts of Lire 2,659 millions
     in 2000 and Lire 1,857 millions in 1999                    21,217            46,699          50,937
     Securities held for sale                                                                      5,794
     Taxes receivable                                            6,783            14,929          13,895
     Inventories                                                15,821            34,821          21,789
     Deferred income taxes                                         267               588           6,080
     Other current assets                                        3,833             8,437           2,397
                                                             ---------           -------         -------
         Total current assets                                   65,366           143,870         116,891

Property, equipment and improvements, net                       64,970           142,999          70,584

Other assets:
     Intangible assets, at amortized cost                       17,073            37,578          19,205
     Other assets                                                4,157             9,150           6,728
     Assets held for disposition                                 1,402             3,086           3,837
                                                             ---------           -------         -------
                                                             $ 152,968           336,683         217,245
                                                             =========           =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Short term borrowings                                   $  36,166            79,601          72,395
     Current portion of long-term debt                           2,951             6,496           3,589
     Accounts payable                                           32,186            70,843          32,429
     Income taxes payable                                          214               470             886
     Accrued payroll and social contributions                    2,596             5,714           5,949
     Other current liabilities                                   3,738             8,227           5,039
                                                             ---------           -------         -------
         Total current liabilities                              77,851           171,351         120,287

Long-term debt, less current portion                            31,214            68,703          13,479

Employees and agents termination indemnities                     7,870            17,321          15,328

Deferred income taxes                                            2,508             5,519           4,963

Social contributions and income taxes payable                    2,172             4,781           4,781
                                                             ---------           -------         -------
         Total liabilities                                     121,615           267,675         158,838
                                                             ---------           -------         -------
Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01(Lire 19.27) par value,
         authorized 10,000,000, none issued
     Common stock, $.01(Lire 19.27) par value,
         authorized 100,000,000, issued 63,261,037
          in 2000 and 60,942,099 in 1999                           554             1,219           1,174
     Capital in excess of par value                             27,585            60,715          56,781
     Retained earnings                                           4,395             9,674             754
     Accumulated other comprehensive income (loss)                (894)           (1,968)             95
     Less treasury stock (102,000 shares)                         (287)             (632)           (397)
                                                             ---------           -------         -------
         Total stockholders' equity                             31,353            69,008          58,407
                                                             ---------           -------         -------
                                                             $ 152,968           336,683         217,245
                                                             =========           =======         =======

(1) Exchange rate: Lire 2,201 = U.S. $1 as of September 30, 2000, unaudited and presented for convenience purposes only.

                                  See Notes to Consolidated Financial Statements

                        SPIGADORO, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                            Three Months Ended
                                                              September 30,
                                                     ---------------------------------------------
                                                          2000               2000           1999
                                                     --------------        ---------      --------
                                                     (thousands of        (millions of Lire, except
                                                     Dollars, except per      per share amounts)
                                                     share amounts)(1)
Net sales                                             $    39,188            86,252         63,465
Cost of sales                                              31,519            69,373         45,808
                                                      -----------        ----------     ----------
Gross profit                                                7,669            16,879         17,657
                                                      -----------        ----------     ----------
Operating expenses:
     Selling expenses                                       6,302            13,871         13,200
     General and administrative expenses                    3,719             8,186          2,379
                                                      -----------        ----------     ----------
                                                           10,021            22,057         15,579
                                                      -----------        ----------     ----------

Income (loss) from operations                              (2,352)           (5,178)         2,078
                                                      -----------        ----------     ----------
Other income (expense):
     Interest expense                                      (1,234)           (2,716)          (366)
     Interest income                                          235               518              -
     Other, net                                               233               513           (167)
                                                      -----------        ----------     ----------
                                                             (766)           (1,685)          (533)
                                                      -----------        ----------     ----------
Income (loss) from continuing operations
before income taxes                                        (3,118)           (6,863)          1545

Income taxes                                                  119               263         (1,019)
                                                      -----------        ----------     ----------

Income (loss) from continuing operations                   (2,999)           (6,600)           526

Loss from discontinued operations                            (256)             (564)             -
                                                      -----------        ----------     ----------

Net income (loss)                                     $    (3,255)           (7,164)           526
                                                      ===========        ==========     ==========

Earnings per share of common stock:
     Basic                                            $     (0.05)             (118)             9
                                                      ===========        ==========     ==========
     Diluted                                          $     (0.05)             (118)             9
                                                      ===========        ==========     ==========
Weighted average number of common shares
     outstanding
      - basic                                          60,726,395        60,726,395     57,716,551
                                                      ===========        ==========     ==========
      - diluted                                        60,726,395        60,726,395     59,112,771
                                                      ===========        ==========     ==========

(1) Exchange rate: Lire 2,201 = U.S. $1 as of September 30, 2000, unaudited and presented for convenience purposes only.


                                  See Notes to Consolidated Financial Statements

                        SPIGADORO, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                   Nine Months Ended
                                                                      September 30,
                                               -----------------------------------------------------
                                                   2000                  2000                1999
                                               -------------          ----------           ---------
                                               (thousands of             (millions of Lire, except
                                               Dollars, except per           per share amounts)
                                               share amounts)(1)
Net sales                                      $     104,560             230,136             194,783
Cost of sales                                         82,401             181,365             140,042
                                               -------------          ----------           ---------
Gross profit                                          22,159              48,771              54,741
                                               -------------          ----------           ---------
Operating expenses:
     Selling expenses                                 17,595              38,726              36,480
     General and administrative expenses               8,251              18,160              10,884
                                               -------------          ----------           ---------
                                                      25,846              56,886              47,364
                                               -------------          ----------           ---------

Income (loss) from operations                         (3,687)             (8,115)              7,377
                                               -------------          ----------           ---------
Other income (expense):
     Interest expense                                 (2,835)             (6,240)             (1,625)
     Interest income                                     513               1,131                   -
     Other, net                                       13,462              29,630                (511)
                                               -------------          ----------           ---------
                                                      11,140              24,521              (2,136)
                                               -------------          ----------           ---------
Income from continuing operations
before income taxes                                    7,453              16,406               5,241

Income taxes                                          (3,058)             (6,732)             (3,700)
                                               -------------          ----------           ---------

Income from continuing operations                      4,395               9,674               1,541

Loss from discontinued operations                       (342)               (754)                  -
                                               -------------          ----------           ---------

Net income                                     $       4,053               8,920               1,541
                                               =============          ==========           =========

Earnings per share of common stock:
     Basic                                     $        0.07                 147                  27
                                               =============          ==========           =========
     Diluted                                   $        0.07                 147                  26
                                               =============          ==========           =========

Weighted average number of
     common shares outstanding
      - basic                                     60,693,216          60,693,216          57,698,535
                                               =============          ==========          ==========
      - diluted                                   60,727,732          60,727,732          59,047,911
                                               =============          ==========          ==========


(1) Exchange rate: Lire 2,201 = U.S. $1 as of September 30, 2000, unaudited and presented for convenience purposes only.


                                  See Notes to Consolidated Financial Statements

                        SPIGADORO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                ----------------------------------------------
                                                                     2000              2000            1999
                                                                --------------      ----------       ---------
                                                                (thousands               (millions of Lire)
                                                                of Dollars)(1)
Cash flows from operating activities:
     Net income from continuing operations                      $     4,395             9,674            1,541
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Gain on sale of securities                                 (12,872)          (28,331)               -
         Depreciation of equipment                                    3,337             7,345            3,032
         Amortization of goodwill                                       989             2,176            1,015
         Provision for employees and agents
            termination indemnities                                     840             1,849            1,690
         Provision for doubtful accounts                                364               802            1,503
         Deferred income taxes                                        2,585             5,689             (337)
         Other non cash items, net                                      807             1,777             (919)
         Payment of employees and agents
            termination indemnities                                  (1,452)           (3,195)          (1,832)
         Stock issued for services                                      178               392                -
     Changes in operating assets and liabilities:
         Accounts receivable trade                                    7,678            16,899            4,825
         Inventories                                                    660             1,452            1,534
         Accounts payable and other current liabilities               2,202             4,846           (2,510)
         Accrued payroll and social contributions                      (965)           (2,125)            (552)
         Other, net                                                  (1,107)           (2,437)           1,355
                                                                -----------         ---------        ---------
Net cash provided by operating activities                             7,639            16,813           10,345
                                                                -----------         ---------        ---------
Cash flows from investing activities:
     Acquisition of business, net of cash acquired                  (11,276)          (24,819)               -
     Proceeds from sale of securities                                15,317            33,712                -
     Cost of sale of securities                                        (278)             (611)               -
     Purchases of property, equipment and improvements               (2,652)           (5,837)          (1,977)
     Proceeds from disposal of property, equipment
         and improvements                                               140               308              423
     Additions to intangible assets                                    (644)           (1,417)            (925)
                                                                -----------         ---------        ---------
Net cash (used in) provided by investing activities                     607             1,336           (2,479)
                                                                -----------         ---------        ---------
Cash flows from financing activities:
     Proceeds from issuance of common stock                           1,636             3,600                -
     Purchase of treasury stock                                        (114)             (251)               -
     Repayment of notes payable                                      (7,088)          (15,601)               -
     Loan to former parent company                                        -                 -             (437)
     Proceeds from long term debt                                    13,912            30,621            9,972
     Payment of long-term debt                                       (2,020)           (4,445)          (7,135)
     Net change in short-term borrowings                             (5,325)          (11,720)         (10,927)
                                                                -----------         ---------        ---------
Net cash (used in) provided by financing activities                   1,001             2,204           (8,527)
                                                                -----------         ---------        ---------
Effect of exchange rate on cash                                         929             2,044                -
                                                                -----------         ---------        ---------
Net increase in cash and cash equivalents                            10,176            22,397             (661)
Cash and cash equivalents, beginning of the period                    7,269            15,999              869
                                                                -----------         ---------        ---------
Cash and cash equivalents, end of period                        $    17,445            38,396              208
                                                                ===========         =========        =========
Supplemental disclosure of cash flow information,
cash paid during the period for:
     Interest                                                   $     2,038             4,486            2,319
                                                                ===========         =========        =========
     Income taxes                                               $     1,235             2,719            2,687
                                                                ===========         =========        =========


(1) Exchange rate: Lire 2,201 = U.S. $1 as of September 30, 2000, unaudited and presented for convenience purposes only.


                                  See Notes to Consolidated Financial Statements

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         INTERIM FINANCIAL INFORMATION - The unaudited interim consolidated financial statements contain all adjustments consisting of normal recurring adjustments, which are, in the opinion of the management of Spigadoro, Inc. ("Spigadoro"), necessary to present fairly the consolidated financial position of Spigadoro as of September 30, 2000, and the consolidated results of operations and cash flows of Spigadoro for the periods presented. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Spigadoro's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

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

         FOREIGN CURRENCY TRANSLATION - The consolidated financial statements of the Company have been prepared in Italian Lire, the Company's functional currency, since principally all of the continuing operations are headquartered in Italy. Subsidiaries located in the United States, Switzerland and Germany have been converted to Lire from U.S. Dollars, Swiss Francs and Deutsche Marks using the exchange rate at the end of the period for balance sheet items, except for equity accounts which are translated at historical rates and the average exchange rates for the period for statement of income items and for statement of cash flow items. The translation differences are recorded as accumulated other comprehensive income (loss) in the consolidated statements of stockholders' equity.

         The consolidated financial statements of the Company, including U.S. Dollar information in the notes to the consolidated financial statements, have been translated into U.S. Dollars for the convenience of the readers and have been made at the rate of Italian Lire 2,201 to U.S. $1.00, approximating the Noon Buying rate of the Federal Reserve Bank of New York at

September 30, 2000. All monetary amounts are in million of Lire and thousands of U.S. Dollars excluding per share information. Such translation should not be construed as a representation that the Lire amounts could be converted into U.S. Dollars at that, or any other rate.

         INCOME PER SHARE - The Company complies with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share is computed by dividing income of the entity by the weighted average number of common shares outstanding for the period. Basic earnings per share excludes shares held in treasury and shares held in escrow pending release upon the occurrence of specified economic events. Shares held in treasury and in escrow for the periods ended September 30, 2000 and 1999 were 102,000 and 2,125,000 and 50,000 and 498,285, respectively. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The effect of the discontinued operations on earnings per share were immaterial and eliminated due to rounding. At September 30, 2000, the Company had unexercised stock options to purchase 1,460,000 shares, and had unexercised common stock purchase warrants to purchase 2,771,726 shares.

NOTE 2.  SALE OF EQUITY INTEREST IN SUBSIDIARY

         Under a stock purchase agreement dated January 19, 2000, the Company sold its 100% ownership of the General Partner of FSE Computer Handel GmbH & Co KG ("FSE") and its 80% ownership of the limited partnership interest of FSE for approximately Lire 0.4 billion ($200,000) payable over a five year period. FSE marketed the Company's high performance personal computers in Germany. The sale did not result in a gain or loss during the nine months ended September 30, 2000. The assets were stated at their net realizable value in the balance sheet at December 31, 1999. See "Part II - Item 5. Other Information."

NOTE 3.  ALGO VISION SHARES

         In a series of transactions commencing in February 2000, the Company sold all of its 750,000 shares of Algo Vision plc for approximately $16.8 million, resulting in a realized one-time net gain of Lire 28.3 billion ($12.9 million).

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

NOTE 5.  ACQUISITION OF GAZZOLA

         On May 3, 2000, under a Shares Purchase Agreement with Starfood Italia S.r.l. and Dino Gazzola, the Company acquired, through its wholly-owned subsidiary, Petrini, all of the issued and outstanding shares of Pastificio Gazzola S.p.A. The aggregate purchase price, including acquisition expenses, was Lire 27.4 billion ($12.4 million) in cash. In addition, the Company issued 583,334 shares of its common stock to Starfood Italia and received $1,750,000 of cash proceeds. The Company has also agreed to make additional contingent payments to the sellers on May 3, 2002 of up to Lire 10 billion (approximately $4.5 million) subject to certain conditions. The Company has also guaranteed the obligations of Petrini with respect to the additional contingent payments and has issued 2,125,000 shares of its common stock which were put into escrow to satisfy such obligations if required. See "Part II - Item 5. Other Information."

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
                                             ---------
                                                27,060
                                             ---------

         The following unaudited pro forma condensed statements of operations for the nine months ended September 30, 2000 and 1999 give effect to the acquisition of Gazzola as if it had occurred on January 1 of each year:

                                                      Nine months Ended September 30,
                                                 2000                                1999
                                    ---------------------------------  --------------------------------
                                     (thousands        (millions          (thousands        (millions
                                     of Dollars)        of Lire)          of Dollars)        of Lire)
                                              ( e x c e p t  p e r  s h a r e  a m o u n t s )
Net sales                              115,479           254,169           118,837           261,560
                                    ===========        ==========         =========        ============
Loss before extraordinary items        (8,244)           (18,144)           (1,009)           (2,220)
                                    ===========        ==========         =========        ============
Net income (loss)                        1,651             3,633            (1,009)           (2,220)
                                    ===========        ==========         =========        ============
Earnings per share
- Basic                                   0.03                60             (0.02)              (38)
                                    ===========        ==========         =========        ============
- Diluted                                 0.03                60             (0.02)              (37)
                                    ===========        ==========         =========        ============
Weighted average number
of shares outstanding
- Basic                             60,809,024                          58,136,035
                                    ===========                         ===========
- Diluted                           60,843,540                          59,485,411
                                    ===========                         ===========


NOTE 6.  INVENTORIES

                                    September 30,     September 30,     December 31,
                                        2000              2000              1999
                                    -------------     -------------     ------------
                                    (thousands of          (millions of Lire)
                                      Dollars)
Raw materials and consumables           9,717            21,387            15,074
Work-in-process                           161               355               349
Finished goods                          5,943            13,079             6,366
                                    -------------     -------------     ------------
                                       15,821            34,821            21,789
                                    =============     =============     ============

NOTE 7.  COMPREHENSIVE INCOME (LOSS)

                                          Nine months                               Three Months
                                             Ended                                      Ended
                                         September 30,                              September 30,
                            ---------------------------------------   --------------------------------------
                                2000           2000        1999           2000           2000         1999
                            -------------  -----------  -----------   -------------  ------------  ---------
                            (thousands of     (millions of Lire)      (thousands of    (millions of Lire)
                               Dollars)                                  Dollars)
Net income (loss)                4,053          8,920      1,541          (3,255)       (7,164)        526
Other comprehensive
income (loss) net of tax:
Foreign currency
translation adjustments          (937)         (2,063)        57            (149)         (327)         15
                            -------------  -----------  -----------   -------------  ------------  ---------
                                 3,116          6,857      1,598          (3,404)       (7,491)        541
                            =============  ===========  ===========   =============  ============  =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Unless the context otherwise requires, "we" or "us" refers to Spigadoro, Inc., the Delaware corporation, and its wholly owned subsidiaries, "Petrini " refers to Petrini S.p.A., an Italian corporation and wholly-owned subsidiary of Spigadoro and "Gazzola" refers to Pastificio Gazzola S.p.A., an Italian corporation and wholly-owned subsidiary of Petrini.

         This Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provision under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "projects", or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to known and unknown factors and uncertainties which could cause actual results to differ materially from those described in or implied by such forward-looking statements. Readers are advised not to place undue reliance on these forward-looking statements which speak only as of the date they were made. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-Q to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include, but are not limited to, those set forth under "Risk Factors" and elsewhere in, or incorporated by reference from time to time into our filings with the Securities and Exchange Commission. These factors include the following: we have changed our principal business and we may not be successful operating a new business; Vertical Financial Holdings and affiliated entities control Spigadoro; our operating results will be adversely affected by charges from acquisitions; our strategy of acquiring other companies for growth may not succeed and may adversely affect our financial condition, results of operations and cash flows; intense competition in the pasta and animal feed industries may adversely affect operating results; our business may be adversely affected by risks associated with foreign operations; and other risks. In addition, our acquisition negotiations are in various stages and we have no agreement or arrangements relating to any acquisitions. We are unable to predict whether or when any of these negotiations will result in any definitive agreements.

OVERVIEW

         We were formed in September 1996 as a holding company and, prior to December 1999, marketed, principally in Germany, high performance personal computers, computer hardware and software, components and peripherals.

         In December 1999, we acquired all of the outstanding shares of common stock of Petrini from Gruppo Spigadoro, N.V. As a result of the transaction, we changed our name from IAT Multimedia, Inc. to Spigadoro, Inc. and changed the focus of our business from the sale of computers and computer components and peripherals to the production and sale of food products, primarily pasta and flour products.

         In May 2000, we acquired, through our wholly-owned subsidiary, Petrini, all of the issued and outstanding shares of Pastificio Gazzola S.p.A.. Gazzola is an Italian company that produces and sells private label pasta in Europe and, in particular, Italy, France and Germany. Gazzola owns approximately 99.8% of the capital stock of Gazzola France, a French company that sells private label pasta in France. See "Part II - Item 5. Other Information."

         We continue to market and distribute personal computers and personal computer components, peripherals and software in Germany. However, in connection with our acquisition of Petrini S.p.A. in December 1999, we sold all of the capital stock of FSE Computer-Handel GmbH & Co. KG and FSE Computer-Handel Verwaltungs GmbH owned by us in January 2000. The FSE entities were responsible for the marketing of our high performance personal computers in Germany. We also intend to sell Columbus Computer Handel and its affiliates. Columbus distributes personal computer components, peripherals and software, as well as personal computers, in Germany. We have commenced discussions relating to the sale of Columbus, but no agreement has been reached with any party regarding the terms of a potential transaction and we cannot predict whether we will be able to sell this business on terms favorable to us or at all. Columbus has been classified as a discontinued operation and, as a result, its results of operations are not included in our results of operations, except as set forth in our statements of income under discontinued operations.

         Since all of our continuing operations are primarily in Italy, our functional currency is the Italian Lire. Therefore, our financial statements are presented in Lire for financial statement reporting. All amounts stated in U.S. Dollars have been translated into U.S. Dollars for the convenience of the reader at the rate of Lire 2,201 = US $1.00, which approximates the Noon Buying Rate of the Federal Reserve Bank of New York on September 30, 2000. In addition, all amounts in tons are stated in metric tons.

         In the following discussions, most percentages and Lire and U.S. Dollar amounts have been rounded to aid presentation. As a result, all such figures are approximations.

RESULTS OF OPERATIONS

         THREE MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999.

         We acquired Gazzola on May 3, 2000 and therefore our results of operations for the third quarter 2000 include the Gazzola operations, while our results of operations for the third quarter 1999 include only the operations of Petrini. As a result, all revenue and expense accounts in the following discussion for the third quarter 2000 were increased by Gazzola's revenues and expenses incurred during the third quarter 2000.

         NET SALES. Net sales for the third quarter 2000 increased by 35.9% to Lire 86.3 billion ($39.2 million) from Lire 63.5 billion ($28.8 million) for the third quarter 1999 primarily due to the Gazzola sales for the third quarter 2000 which were not included in the prior year period. Net sales for animal feed for the third quarter 2000 remained stable at Lire 46.9 billion ($21.3 million) compared to the third quarter 1999, while the sales volume increased by 4% to 96,000 tons in the third quarter 2000 from 92,300 tons in the third quarter 1999. Net sales for pasta and flour for the third quarter 2000 increased by 138.8% to Lire 39.4 billion ($17.9 million) from Lire 16.5 billion ($7.5 million) for the third quarter 1999 as a result of an increase of 146.6% in sales volumes to 39,700 tons in the third quarter 2000 from 16,100 tons in the third quarter 1999. This increase was due to the inclusion of Gazzola's sales in the third quarter 2000. The increase in net sales was therefore primarily due to increased volumes in the food division, partially offset by a decrease in sales prices related to a sales mix favoring lower priced products primarily at our private label Gazzola operation, as well as competitive pressures. Our food sales are primarily made to customers within Europe.

         GROSS PROFIT. Gross profit for the third quarter 2000 decreased by 4.4% to Lire 16.9 billion ($7.7 million), or 19.6% of net sales, from Lire 17.7 billion ($8.0 million), or 27.8% of net sales, for the third quarter 1999. This decrease was primarily due to competitive pressure on sales prices and the change in sales mix described above, coupled with increases in raw material costs primarily related to a strengthening of the U.S. Dollar against the Lire and higher energy costs. In addition, cost of sales for the third quarter 2000 includes non-recurring charges of Lire 0.9 billion ($406,000) related to severance payments made in connection with Petrini's ongoing headcount reduction. Excluding these non-recurring charges, gross profit for the third quarter 2000 would have been Lire 17.8 billion ($8.1 million). In order to help offset the factor set forth above, we increased certain sales prices at the end of the third quarter 2000. These price increases, together with anticipated stable to lower raw material prices, are expected to result in an improvement of our profit margins during the fourth quarter of 2000.

         OPERATING EXPENSES. Operating expenses relating to the Petrini and Gazzola operations (stand-alone) in the third quarter 2000 increased by 31.2% to Lire 20.4 billion ($9.3 million) or 23.7% of net sales from Lire 15.6 billion ($7.1 million) or 24.5% of net sales in the third quarter 1999 primarily due to Gazzola operating expenses for the third quarter 2000 which were not included in the prior year period. In addition, operating expenses for the third quarter 2000 includes additional non-recurring charges of Lire 0.95 billion ($430,000) related to severance payments made in connection with Petrini's ongoing headcount reduction. Excluding these non-recurring charges, operating expenses relating to the Petrini and Gazzola operations (stand-alone) in the third quarter 2000 would have been Lire 19.5 billion (8.8 million). Consolidated operating expenses, including selling expenses and general and administrative expenses, for the third quarter 2000 increased by 41.6% to Lire 22.1 billion ($10 million), or 25.6% of net sales, from Lire 15.6 billion ($7.1 million) for the third quarter 1999, or 24.6% of net sales. This increase was due to the additional effect of Spigadoro corporate overhead costs, including goodwill amortization, which were not incurred in the third quarter 1999 as well as increased operating expenses at PFI, Petrini's U.S. subsidiary, due to additional investments in PFI in order to launch our recent penetration into the U.S. food service market. Such expenses were lower in the third quarter 1999 when PFI distributed its products primarily to supermarkets. The non-recurring severance payments discussed above (in "Operating Expenses" and in "Gross Profit") relate to headcount reductions of 28 persons, which will begin to positively impact gross profit and operating expenses during the fourth quarter 2000 and, to a greater extent, in 2001. See "EBITDA" below.

         INCOME (LOSS) FROM OPERATIONS. Loss from operations at Petrini and Gazzola (stand-alone) amounted to Lire 3.1 billion ($1.4 million) during the third quarter 2000 as compared to income from operations of Lire 2.1 billion ($944,000) during the comparable 1999 period. This decrease was primarily due to a reduction in gross profit in the third quarter 2000 resulting from the factors set forth above and an increase in operating expenses due to the Gazzola acquisition.

Consolidated loss from operations for the third quarter 2000 amounted to Lire
5.2 billion ($2.4 million) compared to income from operations of Lire 2.1 billion ($944,000) for the third quarter 1999 due to the reasons discussed above and the additional effect of an increase in operating expenses as a result of corporate overhead and goodwill amortization expenses not incurred in the third quarter 1999, as well as higher operating expenses incurred by PFI in the third quarter 2000 due to the new initiatives described above.

         INTEREST EXPENSE. Interest expense for the third quarter 2000 increased to Lire 2.7 billion ($1.2 million) from Lire 0.4 billion ($166,000) for the third quarter 1999. This increase was a result of additional debt incurred in connection with our acquisition of Gazzola, interest expense relating to notes payable issued in the Petrini acquisition in December 1999 and additional costs incurred relating to our increased factoring activity. Increase in interest expense was partially offset by interest income of Lire 0.5 billion ($235,000) from cash investments.

         OTHER INCOME. Other income for the third quarter 2000 increased to Lire 0.5 billion ($233,000) from other expense of Lire 0.2 billion ($76,000) for the third quarter 1999 primarily as a result of exchange rate gains.

         INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES. Loss before taxes for the third quarter 2000 amounted to Lire 6.9 billion ($3.1 million) compared to income before taxes of Lire 1.5 billion ($702,000) for the third quarter 1999. Loss before taxes for the third quarter 2000 is primarily due to a reduction in gross profit, an increase in operating and interest expenses due to the Gazzola acquisition and an increase in corporate overhead including goodwill amortization not incurred in the prior year period, partially offset by exchange rate gains, as described above.

         NET INCOME (LOSS). Net loss for the third quarter 2000 amounted to Lire
7.2 billion ($3.3 million) compared to net income of Lire 0.5 billion ($239,000) for the third quarter 1999. Net loss for the third quarter 2000 was primarily the result of the loss from operations due to the factors set forth above, an increase in net interest expense, partially offset by exchange rate gains and a reduction in income taxes. Income tax credit for the third quarter 2000 amounted to Lire 0.3 billion ($119,000) compared to income taxes of Lire 1.0 billion ($463,000) for the third quarter 1999. Income tax credits were due to the losses incurred in the third quarter 2000.

         EBITDA. EBITDA relating to the Petrini and Gazzola operations (stand-alone) in the third quarter 2000 decreased by 84.5% to Lire 0.5 billion ($236,000) from Lire 3.4 billion ($1.5 million) in the third quarter 1999. This decrease was primarily due to a reduction in gross profit in the third quarter 2000 as a result of an increase in sales of lower priced products and raw material cost increases, as well as an increase in operating expenses related to our Gazzola acquisition and non-recurring severance payments in connection with headcount reductions (pursuant to Petrini's efficiency plan). Excluding non-recurring charges related to the severance payments described above of an aggregate of Lire 1.84 billion ($835,000), EBITDA relating to the Petrini and Gazzola operations (stand-alone) during the third quarter 2000 would have been Lire 2.34 billion ($1.1 million). Consolidated EBITDA for the third quarter 2000 decreased to a loss of Lire 0.9 billion ($431,000) from a gain of Lire 3.4 billion ($1.5 million) for the third quarter 1999 due to the additional effect of corporate overhead expenses not incurred in the third quarter 1999 and higher operating expenses incurred by PFI in the third quarter 2000 due to the investment in our food service initiative. The non-recurring severance payments aggregating Lire 1.84 billion ($835,000) discussed above relate to net headcount reductions of 28 positions. We anticipate that further reductions of redundant personnel will continue in the fourth quarter of 2000 until net reductions approximate 55 positions. Consequently, while the initial reduction of 28 positions will begin to show benefits in the fourth quarter 2000, we expect to incur additional charges for severance payments in the fourth quarter relating to the remainder of the reductions. The total savings associated with all of such reductions, which we estimate at an aggregate of approximately Lire 3.9 billion ($1.8 million) annually, and which will positively impact gross profit and operating expenses, as well as EBITDA, will begin to be recognized in the first quarter 2001. EBITDA should not be considered an alternative to income from operations, net income, cash flow or any other measure of performance as determined in accordance with generally accepted accounting principles, as an indicator of operating performance or as a measure of liquidity.

         NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS PERIOD ENDED SEPTEMBER 30, 1999.

         We acquired Gazzola on May 3, 2000 and therefore our results of operations for the nine months ended September 30, 2000 include the Gazzola operations, while our results of operations for the nine months ended September 30, 1999 include only the operations of Petrini. As a result, all revenue and expense accounts in the following discussion for the nine months ended September 30, 2000, were increased by Gazzola's revenues and expenses incurred during the five months period from May 1, 2000 through September 30, 2000.

         NET SALES. Net sales for the nine months ended September 30, 2000 increased by 18.1% to Lire 230.1 billion ($104.6 million) from Lire 194.8 billion ($88.5 million) for the nine months ended September 30, 1999 primarily due to the Gazzola sales since May 1, 2000 which were not included in the prior year period. Net sales for animal feed for the nine months ended September 30, 2000 decreased by 1.6% to Lire 140.6 billion ($63.9 million) from Lire 142.8 billion ($64.9 million) for the nine months ended September 30, 1999, while the sales volume increased slightly by 0.5% to 288,700 tons in the nine months ended September 30, 2000 from 287,300 tons in the nine months ended September 30, 1999. Net sales for pasta and flour for the nine months ended September 30, 2000 increased by 72.3% to Lire 89.6 billion ($40.7 million) from Lire 52.0 billion ($23.6 million) for the nine months ended September 30, 1999 as a result of an increase of 82.3% in sales volumes to 91,700 tons in the nine months ended September 30, 2000 from 50,300 tons in the nine months ended September 30, 1999. This increase was due to Gazzola sales since May 1, 2000. The increase in net sales was therefore primarily due to increased volumes in the food division, partially offset by a decrease in sales prices related to a sales mix favoring lower priced products primarily at our private label Gazzola operation, as well as competitive pressures. Our food sales are primarily made to customers within Europe.

         GROSS PROFIT. Gross profit for the nine months ended September 30, 2000 decreased by 10.9% to Lire 48.8 billion ($22.2 million), or 21.2% of net sales, from Lire 54.7 billion ($24.9 million), or 28.1% of net sales, for the nine months ended September 30, 1999. This decrease was primarily due to competitive pressure on sales prices and the change in sales mix described above, coupled with increases in raw material costs primarily related to a strengthening of the U.S. Dollar against the Lire and higher energy costs. In addition, cost of sales for the third quarter 2000 includes non-recurring charges of Lire 0.9 billion ($406,000) related to severance payments made in connection with Petrini's ongoing headcount reduction. Excluding these non-recurring charges, gross profit for the 2000 nine months would have been Lire 49.7 billion ($22.6 million). In order to help offset the factors set forth above, we increased certain sales prices at the end of the third quarter 2000. These price increases, together with anticipated stable to lower raw material prices, are expected to result in an improvement of our profit margins during the fourth quarter of 2000.

         OPERATING EXPENSES. Operating expenses relating to the Petrini and Gazzola operations (stand-alone) in the nine months ended September 30, 2000 increased by 11.2% to Lire 52.7 billion ($23.9 million), or 22.9% of net sales, from Lire 47.4 billion ($21.5 million), or 24.3% of net sales, in the nine months ended September 30, 1999 primarily due to Gazzola operating expenses since May 1, 2000 which were not included in the prior year period. In addition, operating expenses for the 2000 nine months includes additional non-recurring charges of Lire 0.95 billion ($430,000) related to severance payments made in connection with Petrini's ongoing headcount reduction. Excluding these non-recurring charges, operating expenses relating to the Petrini and Gazzola operations (stand-alone) in the 2000 nine months would have been Lire 51.8 billion ($23.5 million). Consolidated operating expenses, including selling expenses and general and administrative expenses, for the nine months ended September 30, 2000 increased by 20.1% to Lire 56.9 billion ($25.8 million), or 24.7% of net sales, from Lire 47.4 billion ($21.5 million) for the nine months ended September 30, 1999, or 24.3% of net sales. This increase was due to the additional effect of Spigadoro corporate overhead costs, including goodwill amortization, which were not incurred in the nine months ended September 30, 1999 and increased operating expenses at PFI, Petrini's U.S. subsidiary, due to additional investments in PFI in order to launch our recent penetration into the U.S. food service market. Such expenses were lower in the nine months ended September 30, 1999 when PFI distributed its products primarily to supermarkets. The non-recurring severance payments aggregating Lire 1.84 billion ($835,000) discussed above (in "Operating Expenses" and in "Gross Profit") relate to headcount reductions of 28 persons, which will begin to positively impact gross profit and operating expenses in the fourth quarter 2000 and, to a greater extent, in 2001. See "EBITDA" below.


         INCOME (LOSS) FROM OPERATIONS. Loss from operations at Petrini and Gazzola (stand-alone) amounted to Lire 2.6 billion ($1.1 million) during the nine months ended September 30, 2000 as compared to income from operations of Lire 7.4 billion ($3.4 million) during the comparable 1999 period. This decrease was primarily due to a reduction in gross profit in the nine months ended September 30, 2000, resulting from the factors set forth above and an increase in operating expenses due to the Gazzola acquisition. Consolidated loss from operations for the nine months ended September 30, 2000 amounted to Lire 8.1 billion ($3.7 million) compared to income from operations of Lire 7.4 billion ($3.4. million) for the nine months ended September 30, 1999 due to the reasons discussed above and the additional effect of an increase in operating expenses as a result of corporate overhead and goodwill amortization expenses not incurred in the nine months ended September 30, 1999, as well as higher operating expenses incurred by PFI in the nine months ended September 30, 2000 due to the new initiatives described above.

         INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2000 increased by 284% to Lire 6.2 billion ($2.8 million) from Lire 1.6 billion ($738,000) for the nine months ended September 30, 1999. This increase was a result of additional debt incurred in connection with our acquisition of Gazzola, interest expense relating to notes payable issued in the Petrini acquisition in December 1999 and additional costs incurred relating to our increased factoring activity. Increase in interest expense was partially offset by interest income of Lire 1.1 billion ($513,000) from cash investments during the nine month period

         OTHER INCOME. Other income for the nine months ended September 30, 2000 increased to Lire 29.6 billion ($13.5 million) from other expenses of Lire 0.5 billion ($232,000) for the nine months ended September 30, 1999 primarily as a result of the sale of all of our Algo Vision shares resulting in a one-time net gain of Lire 28.3 billion ($12.9 million) and of exchange rate gains on the repayment of our Lire 12.05 billion promissory note issued in connection with our acquisition of Petrini in December 1999.

         INCOME FROM CONTINUING OPERATIONS BEFORE TAXES. Income before taxes for the nine months ended September 30, 2000 increased to Lire 16.4 billion ($7.5 million) from Lire 5.2 billion ($2.4 million) for the nine months ended September 30, 1999. This increase was primarily due to a one-time gain from the sale of all of our Algo Vision shares and exchange rate gains on our US dollar investments and on the repayment of our Lire note payable, partially offset by a reduction of operating income in the nine months ended September 30, 2000 due to the other factors set forth above.

         NET INCOME. Net income for the nine months ended September 30, 2000 increased to Lire 8.9 billion ($4.1 million) from Lire 1.5 billion ($700,000) for the nine months ended September 30, 1999. The increase in net income was primarily due to a one-time gain from the sale of all of our Algo Vision shares, partially offset by a reduction in gross profits, an increase in interest expense and operating expenses including goodwill amortization and an increase in income taxes. Income taxes for the nine months ended September 30, 2000 increased to Lire 6.7 billion ($3.1 million) from Lire 3.7 billion ($1.7 million) for the nine months ended September 30, 1999. However, a substantial portion of this tax amount is a non-cash charge relating to the reversal of a deferred tax asset. We will not be required to pay a substantial portion of the income taxes due on the sale of the Algo Vision shares as a result of the past net operating losses from our operations in Switzerland. The change in relative income tax rates for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 was primarily a result of the fact that our income for the nine months ended September 30, 1999 was derived from operations in Italy while our income for the nine months ended September 30, 2000 was derived from a one-time gain from the sale of all of our Algo Vision shares which was taxed at the tax rate in Switzerland which is substantially lower than the tax rate applied in Italy.

         EBITDA. EBITDA relating to the Petrini and Gazzola operations (stand-alone) in the nine months ended September 30, 2000 decreased by 55% to Lire 5.1 billion ($2.3 million) from Lire 11.4 billion ($5.2 million) in the nine months ended September 30, 1999. This decrease was primarily due to a reduction in gross profit in the nine months ended September 30, 2000 as a result of an increase in sales of lower priced products and raw material cost increases, as well as an increase in operating expenses relating to our Gazzola acquisition and non-recurring severance payments in connection with headcount reductions (pursuant to Petrini's efficiency plan). Excluding non-recurring charges related to the severance payments described above of an aggregate of Lire 1.84 billion ($835,000), EBITDA relating to the Petrini and Gazzola operations (stand-alone) during the 2000 nine months would have been Lire 6.94 billion ($3.2 million). Consolidated EBITDA for the nine months ended September 30, 2000 decreased by 87.7% to Lire 1.4 billion ($639,000) from Lire 11.4 billion ($5.2 million) for the nine months ended September 30, 1999 due to the additional effect of corporate overhead expenses not incurred in the nine months ended September 30, 1999 and higher operating expenses incurred by PFI in the nine months ended September 30, 2000 due to the investment in our food service initiative. The non-recurring severance payments aggregating Lire 1.84 billion ($835,000) discussed above relate to net headcount reductions of 28 positions. We anticipate that further reductions of redundant personnel will continue in the fourth quarter of 2000 until the net reductions approximate 55 positions. Consequently, while the initial reduction of 28 positions will begin to show benefits in the fourth quarter 2000, we expect to incur additional charges for severance payments in the fourth quarter relating to the remainder of the reductions. The total saving associated with all of such reductions, which we estimate at an aggregate of approximately Lire 3.9 billion ($1.8 million) annually, and which will positively impact gross profit and operating expenses, as well as EBITDA, will begin to be recognized in the first quarter 2001. EBITDA should not be considered an alternative to income from operations, net income, cash flow or any other measure of performance as determined in accordance with generally accepted accounting principles, as an indicator of operating performance or as a measure of liquidity.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2000, our cash and cash equivalents increased to Lire 38.4 billion ($17.4 million) from to Lire 16 billion ($7.3 million) at December 31, 1999.

         Net cash provided by operating activities was Lire 16.8 billion ($7.6 million) during the nine months ended September 30, 2000 compared to Lire 10.3 billion ($4.7 million) during the nine months ended September 30, 1999. Cash provided by operating activities was primarily the result of a decrease in accounts receivable in the amount of Lire 16.9 billion ($7.7 million) due to our factoring program.

         Net cash provided by investing activities amounted to Lire 1.3 billion ($607,000) for the nine months ended September 30, 2000 compared to net cash used in investing activities of Lire 2.5 billion ($1.1 million) for the nine months ended September 30, 1999. Cash provided by investing activities was primarily the result of a one-time gain from our sale of all of our Algo Vision shares in the nine months ended September 30, 2000 resulting in net proceeds of Lire 33.7 billion ($15.3 million), partially offset by purchases of equipment and improvements and the acquisition of Gazzola in the amount of Lire 24.8 billion ($11.3 million).

         Net cash provided by financing activities in the nine months ended September 30, 2000 totaled Lire 2.2 billion ($1.0 million) compared to net cash used in financing activities of Lire 8.5 billion ($3.9 million) in the nine months ended September 30, 1999. Cash provided by financing activities was primarily the result of a net increase in long term debt of Lire 26.2 billion ($11.9 million), which was due to management's decision to utilize debt rather than available cash to pay the purchase price of the Gazzola acquisition, partially offset by the repayment of notes payable in the amount of Lire 15.6 billion ($7.1 million) issued in connection with our acquisition of Petrini in December 1999, and a reduction in short term borrowings at our Petrini operation of Lire 11.7 billion ($5.3 million).

         At September 30, 2000, our total indebtedness increased to Lire 154.8 billion ($70.3 million) compared to Lire 89.5 billion ($40.7 million) at December 31, 1999 primarily due to debt assumed at our acquired Gazzola operation and long term debt incurred to pay for the Gazzola acquisition.

         At September 30, 2000, we had short term debt in the aggregate amount of Lire 79.6 billion ($36.2 million) comprised of borrowings under short term credit facilities and indebtedness assumed in the acquisition of Petrini. We maintain unsecured short term credit facilities with over 20 Italian banks. These facilities are typically available for terms up to one year and accrue interest at rates that fluctuate relative to the official Italian rate of discount. At September 30, 2000, the aggregate amount outstanding under these short term credit facilities was Lire 55.3 billion ($25.1 million), and Lire
55.6 billion ($25.3 million) was unused and available for borrowing. Borrowings under these facilities are used to support our Italian operations and are serviced by cash flow from operations. At September 30, 2000, the aggregate amount outstanding under the promissory notes issued in the acquisition of Petrini was Lire 24.3 billion ($11.0 million) compared to Lire 36.4 billion ($16.5 million) at December 31, 1999. All of the remaining Petrini debt is payable in December 2000.

         At September 30, 2000, we had long term debt in the aggregate amount of Lire 75.2 billion ($34.2 million). The debt matures over varying terms ranging from October 2000 to

March 2007 and accrues interest either at fixed annual interest rates ranging from 1.9% to 11.4% or variable rates based upon various interest rates measures. A portion of the long term debt is secured by liens on Petrini's and Gazzola's property and some of the long term debt is subsidized by government agencies.

         We have entered into a factoring arrangement whereby we sell a portion of our accounts receivable without recourse. A portion of the proceeds of this arrangement has been used to pay short-term and long-term indebtedness while the remaining proceeds have been used for working capital. We intend to expand our factoring activity in the future and believe that it will result in increased cash and decreased short-term debt, while increasing our flexibility to incur additional indebtedness if necessary or advisable to execute our consolidation strategy.

         In a series of transactions commencing in February 2000, we sold all of our 750,000 shares of Algo Vision plc for approximately $16.8 million of gross proceeds.

         In April 2000, Petrini entered into a standby credit facility with 10 Italian banks in the amount of Lire 60 billion (approximately $27.3 million), of which Lire 30 billion ($13.6 million) was outstanding as of September 30, 2000. The term of the facility is 18 months and outstanding balances bear interest at
0.4 points above 3-months-EURIBOR. The facility has and will be used by us for working capital purposes, including acquisitions.

         We believe that our funds, including cash generated from operations together with amounts available under our credit facilities and factoring arrangements, should be sufficient to finance our working capital requirements and our capital and debt service requirements for at least the next 12 months, depending on acquisitions. We may require additional funds for acquisitions and integration and management of acquired businesses. However, we have no commitments or arrangements to obtain any additional funds and we cannot predict whether additional funds will be available on terms favorable to us or at all. If we cannot obtain funds when required, the growth of our business may be adversely affected. Our acquisition negotiations are in various stages and we have no agreements or arrangements relating to any acquisitions. We are unable to predict whether or when any of these negotiations will result in any definitive agreements.

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

                           Part II. Other Information

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In September 2000, we issued 100,000 and 8,889 shares of our common stock to our counsel and to Ricardo di Lorenzo, our Chief Financial Officer, respectively, for services rendered.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         STOCK REPURCHASE PLAN - In a series of transactions commencing in June 2000, we repurchased an aggregate of 52,000 shares of our common stock pursuant to our June 2000 stock repurchase plan under which we may purchase up to 1,000,000 shares of our common stock as permitted by applicable rules and regulations adopted under federal security laws. The purchases were made in open-market transactions at the then-prevailing market prices.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

27       Financial Data Schedule

-------------

(1) Incorporated by reference to the Registrant's Current Report on Form 8-K/A as filed on July 19, 2000.

(b)      Reports on Form 8-K.

         We filed reports on Form 8-K on July 17, 2000, reporting information under Item 7 (including financial statements and pro forma financial statements) and on July 19, 2000, reporting information under Item 7.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  SPIGADORO, INC.

                                                  By: /s/ Jacob Agam
                                                      --------------
                                                      Jacob Agam
                                                      Chairman of the Board and
                                                      Chief Executive Officer


                                                      /s/ Ricardo di Lorenzo
                                                      ----------------------
                                                      Ricardo di Lorenzo
                                                      Chief Financial Officer


Date:  November 14, 2000