Form 10-K
period 2000-12-31
SPIGADORO INC
filed 2001-04-17
CIK 1029443

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                          COMMISSION FILE NO. 001-15617

                                 SPIGADORO, INC.
           ----------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               DELAWARE                                     13-3920210
     (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)


                                 SPIGADORO, INC.
                         70 EAST 55TH STREET, 24TH FLOOR
                            NEW YORK, NEW YORK 10022
           ----------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 754-4271

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS:                  NAME OF EACH EXCHANGE ON WHICH REGISTERED:
COMMON STOCK, $0.01 PAR VALUE                           AMERICAN STOCK EXCHANGE


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the close of business on March 30, 2001 was approximately $8,500,000.

     As of March 30, 2001, 61,034,037 shares of the registrant's common stock, $0.01 par value (excluding treasury shares), were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III is incorporated by reference to our Proxy Statement with respect to our Annual Shareholders Meeting to be held in 2001.

                                     PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-K contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may," "expects," "believes," "anticipates," "intends," "projects," or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties that could cause actual results to differ materially from those described or implied in such forward-looking statements. Readers are cautioned not to place undue reliance upon any forward-looking statements contained in this Form 10-K, which speak only as of the date the statements are made. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-K to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Risk Factors" and elsewhere in, or incorporated by reference into this Form 10-K. These factors include, among others, the following: our dependency on third parties for product distribution; our ability to obtain raw materials at an acceptable price; government regulation of our products; the possibility that users of our products will product liability claims against us; Vertical Financial Holdings and affiliated entities control Spigadoro; our substantial debt may adversely affect our ability to obtain additional funds and increase our vulnerability to economic or business downturns; our operating results will be adversely affected by charges from acquisitions; our strategy of acquiring other companies for growth may not succeed and may adversely affect our financial condition, results of operations and cash flows; intense competition in the pasta and animal feed industries may adversely affect operating results; our business may be adversely affected by risks associated with foreign operations.

ITEM 1. BUSINESS

     (a) General Development of Business

     We produce and sell pasta and flour products and animal feed. Our pasta and flour business produces traditional, specialty, and health and diet pastas, as well as flours for use by the bakery industry. Our pasta product line consists of over 150 products that are marketed primarily under the brand name "Spigadoro" and approximately 100 products marketed by our private label division. Our animal feed business produces animal feed for industrial breeders, family-owned breeding farms and domestic pets. We offer over 600 animal feed products under the brand name "Petrini."

     Since January 1, 2000, we:

     o acquired Pastificio Gazzola S.p.A., an Italian company that is one of the largest producers of private label pasta for the European market;

     o acquired the ongoing business and working capital of Uvigal S.p.A., a small animal feed company operating in northern Italy, and integrated its business into Petrini's existing animal feed operations;

     o sold the 750,000 shares of Algo Vision plc owned by us in a series of transactions for approximately $16.8 million in gross proceeds;

     o sold our equity interests in FSE Computer Handel GmbH & Co. KG and FSE Computer Handel-Verwaltung GmbH, a German company that markets high-performance personal computers in Germany

     o closed down our remaining computer distribution company, Columbus Computer Handel, and sold its assets, thereby completing the change in the focus of our business from the sale of computers and computer components and peripherals to the production and sale of pasta and flour products and animal feed.

     We were incorporated in Delaware in September 1996. Our address is 70 East 55th Street, 24th Floor, New York, New York 10022 and our telephone number is
(212) 754-4271. Unless the context otherwise requires, "we" or "Spigadoro" refers to Spigadoro, Inc., the Delaware corporation, and our subsidiaries, "Petrini" refers to Petrini S.p.A., an Italian corporation and wholly-owned subsidiary of Spigadoro, and Gazzola refers to Pastifico Gazzola S.p.A., an Italian corporation and wholly-owned subsidiary of Petrini.

     (b) Financial Information about Industry Segments

     We operate in two business segments:

     o   pasta and other food products; and

     o   animal feed and other activities.

See " - General" and "Note 20 of the Notes to the Consolidated Financial Statements of Spigadoro" for certain segment information.

     (c) Narrative Description of Business

GENERAL

     We produce and sell pasta and flour products and animal feed.

     Our pasta and flour business produces traditional, specialty, and health and diet pastas, as well as flours for use by the bakery industry. Our pasta product line consists of over 150 products which are primarily marketed under the brand name "Spigadoro," including:

     o long pasta cuts, such as spaghetti, linguine, fettuccine, angel hair and lasagne; and

     o short pasta cuts, such as penne, elbow macaroni, mostaccioli, rigatoni, rotini, ziti and egg noodles.

     With our May 2000 acquisition of Pastifico Gazzola S.p.A., we have also established ourselves as one of the largest manufacturers of private label pasta in Europe. Gazzola produces over 100 pasta products including:

     o long pasta cuts, such as spaghetti, bucatini, spaghettoni, bavette, capelli d'angelo, lasagne, tagliatelle; and

     o short pasta cuts, such as penne, fusilli, farfalle, gnocchi, tortiglioni and nidi;

     o   long and short egg pasta products;

     o   specialty flavored pastas; and

     o   cous cous.

     We sell our branded pasta products directly and through independent sales agents principally through two distribution channels:

     o retail distribution which supply shops and supermarkets that sell our pasta products to consumers; and

     o food service distribution which supply restaurants, hotels, schools and hospitals.

     A substantial portion of our private label pasta products are exported by our Italian based Gazzola subsidiary throughout Europe, with a particularly strong presence in Italy, France and Germany. These products are sold directly and through independent agents to:

     o   supermarkets, including some of Europe's largest chains; and

     o   importer distributors.

     Our private label pasta products customers include some of the largest supermarket chains in Europe as well as large industrial groups, such as Barilla.

We sell our flour products directly and through independent sales agents to:

     o   major Italian food groups such as Nestle, Ferrero, Plasmon and Bauli;
         and

     o small and medium sized bakeries for the production of cookies, panettoni, pandori, pizzas and croissants.

     Our pasta and flour products are manufactured at our facilities located in Perugia and Mondovi, Italy. By-products of our pasta and flour business are used as raw materials for our animal feed products. Our pasta products are sold primarily in Europe and, to a lesser extent, in the United States and Southeast Asia, and our flour products are sold in Italy.

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

     We offer over 600 animal feed products that are manufactured in our six facilities located in Italy. These products are marketed under the brand name "Petrini" and sold in Italy through direct sales by us, through our independent sales agents and through our franchised network of stores.

     Our goals are to expand our markets by acquiring complementary businesses and by increasing market share, to provide superior quality and customer service and to reduce costs and improve operating efficiencies. We intend to achieve these goals through the application of the following strategies:

Acquire Complementary Businesses. We intend to pursue a consolidation strategy within our two core businesses. Although our near-term focus will likely be on Italy, we may seek acquisition candidates in the Mediterranean food and animal feed sectors throughout Europe. Our acquisition criteria include:

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

     o   the ability to increase production and distribution capacity; and

     o the ability to capitalize on the strength of our brand names or to acquire other strong brands.

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

     o   the expansion of our AgriPiu franchising network; and

     o increased marketing and advertising to create brand recognition and consumer awareness of our products in new and existing markets.

Reduce Costs and Improve Operating Efficiencies. In order to reduce our costs, we seek to continually identify opportunities, and implement production and capital investment strategies, designed to create operating efficiencies and reduce the costs of manufacturing our products. For example, since November 1998, we have been implementing the recommendations of an efficiency plan conducted by an independent consulting firm, which includes:

     o the consolidation of our animal feed production and the conversion of less efficient plants into advanced warehouses;

     o the reduction of overhead costs through streamlining management processes and rationalizing personnel; for example, during fiscal 2000, we reduced our personnel headcount from 404 to 350 persons, thereby creating annualized personnel cost savings of approximately Lire 3.4 billion ($1.6 million);

     o   investments in new production technology and process control equipment;

     o   the rationalization of purchasing and use of raw materials; and

     o tighter credit control and efforts to reduce the collection period for receivables.

Capitalize on Brand-Name Recognition. We intend to capitalize on the success of our well-recognized Spigadoro and Petrini brand names by extending those trademarks to innovative or complementary new products, including new pasta and food products, and product lines, including new products that may be acquired through strategic acquisitions. We also intend to leverage the success of our animal feed brand names, including AgriPiu, by extending our franchising network in Italy, which is currently comprised of approximately 230 stores. We believe that our brand names communicate product consistency and high quality.

         All amounts stated in US Dollars in the description of our business have been translated into US Dollars for the convenience of the reader at the rate of Lire 2,056 = US $1.00, which approximates the Noon Buying rate of the Federal Reserve Bank of New York of Lire for US Dollars on December 31, 2000. See "Note 1 of the Notes to the Consolidated Financial Statements of Spigadoro."

         The following table shows, in thousands of US Dollars, net sales, percentage of total revenues, earnings before interest, income taxes, depreciation and amortization ("EBITDA") and total fixed assets for our divisions (on a stand-alone basis) for the fiscal years ended December 31, 2000, 1999 and 1998:

                                        YEAR ENDED DECEMBER 31, 2000
                   ------------------------------------------------------------------------
                                     PERCENTAGE OF
                      NET SALES      TOTAL NET SALES         EBITDA     LONG TERM ASSETS
                   ---------------  -------------------  ------------  --------------------
ANIMAL FEED             $ 92,607          59.6%            $   731         $ 23,440
FOOD                      62,770          40.4%             (2,219)          52,518
                          ------          ----              ------           ------

  TOTAL                 $155,377         100.0%            $(1,488)        $ 75,958

                          YEAR ENDED DECEMBER 31, 1999                          YEAR ENDED DECEMBER 31, 1998
             --------------------------------------------------- -------------------------------------------------------
                            PERCENTAGE                 LONG                     PERCENTAGE
                            OF TOTAL                   TERM                     OF TOTAL NET                LONG TERM
               NET SALES    NET SALES     EBITDA       ASSETS     NET SALES     SALES          EBITDA       ASSETS
             ------------- ------------ ----------- ------------ ------------- ------------- ------------ --------------
ANIMAL FEED    $  93,658      73.6%       $5,713      $34,301      $94,914         73.3%       $5,739        $22,377
FOOD              33,562      26.4%        1,375        9,371       34,605         26.7%        1,123          5,638
               ---------      ----        ------      -------      -------         ----        ------        -------
  TOTAL         $127,220      100%        $7,088      $43,672     $129,519        100.0%       $6,862        $28,015
                ========      ===         ======      =======     ========        =====        ======        =======

THE PASTA AND FLOUR BUSINESS

     We operate two mills at our Bastia Umbra facility near Perugia, Italy that produce durum wheat semolina for pasta and flour for the bakery industry. A portion of the flour we produce is sold to third parties. The by-products from soft and durum wheat grinding is used in our animal feed business. We also produce, through our Gazzola subsidiary, private label pasta at our Mondovi facility in the northwest region of Italy.

     Our Bastia facility is among the few Italian pasta producers that vertically integrates the durum wheat milling function with the pasta production process. This allows us to manage the grain procurement process and to better control the consistency, quality and cost of our raw materials.

     Our pasta product line consists of over 250 branded and private label products, including:

     o long pasta cuts, such as spaghetti, linguine, fettuccine, angel hair, lasagna and tagliatelle;

     o short pasta cuts, such as penne, elbow macaroni, fusilli, farfalle, gnocchi, rigatoni, rotini and ziti;

     o   long and short egg pasta products

     o   specialty flavored pastas and whole wheat pastas; and

     o   cous cous.

THE PASTA AND INDUSTRIAL FLOUR BUSINESS

     PASTA

     In 1999, worldwide pasta consumption exceeded 9,000,000 tons, including more than 1,573,000 tons in Italy and 2,484,000 tons in the United States. We believe that our current production represents about 1% of the Italian pasta market and that it accounts for about 8% of pasta exported from Italy. We currently export approximately 70% of our pasta production.

     Based on industry and trade sources and our own analysis, we do not expect the Italian pasta market to experience significant growth. However, other countries continue to experience significant growth in pasta consumption. For example, in the United States, the world's largest pasta market, average pasta consumption increased by 10.4% overall during the period from 1997 to 1999.

     About 12.5% of the overall amount of pasta consumed in the United States is imported pasta. In 1999, pasta imported from Italy accounted for about 5.5% of the overall market for pasta in the United States.

     We believe that the United States market offers significant opportunities for increased sales. In each of 2000 and 1999, sales to the United States accounted for approximately 4.3% of our total worldwide food division sales volume. With the aim of expanding our presence in the United States, we formed a company in the United States called Petrini Foods International, Inc.

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

     INDUSTRIAL FLOUR

     Our industrial flour is sold to:

     o   major Italian food groups such as Nestle, Ferrero, Plasmon and Bauli;
         and

     o small and medium sized bakeries for the production of cookies, panettoni, pandori, pizzas and croissants.

The flour is produced using advanced technologies and a selection of high grade raw materials imported from countries including the United States, Canada and France.

     In 2000, we sold 34,000 tons of industrial flour, realizing total revenues of approximately $12.5 million.

     PRODUCTS

     Products manufactured and sold by our Petrini food division and their corresponding trade names include the following:

         PRODUCT                              TRADENAME
         -------                              ---------

         Traditional pasta                    Spigadoro
         Specialty pasta                      Maestro Umbri
         Egg noodles                          LaSfoglia di casa
         Bakery line                          Spigadoro
         Special flours                       Flourtoba
         Extra virgin olive oil               Cascina


     Our Gazzola subsidiary sells a full line of private label pasta products, including traditional pasta, specialty pasta and cous cous.

     The following table shows the net sales, in thousands of US Dollars, and sales volume, in tons, for each main product line in our food business for each of the fiscal years ended December 31, 2000, 1999 and 1998:

     Petrini:

                                          YEAR ENDED                      YEAR ENDED                     YEAR ENDED
                                       DECEMBER 31, 2000              DECEMBER 31, 1999               DECEMBER 31, 1998
                                   -----------------------        ------------------------        -----------------------
                                   NET SALES        VOLUME        NET SALES         VOLUME        NET SALES        VOLUME
                                   ---------        ------        ---------         ------        ---------        ------
Traditional types of pasta         $12,567          20,714         $12,011          18,519         $12,224          18,592
Specialty types of pasta             5,107           4,300           4,945           4,070           5,489           4,381
Health and diet pasta                1,113             489           2,625           2,640           2,995           3,076
Industrial flour                    12,000          42,290          12,018          41,668          12,152          38,975
Other products                       1,815           2,139           1,963           2,392           1,752           2,631
                                                    ------         -------          ------         -------          ------
Total                              $32,602          69,932         $33,562          69,289         $34,612          67,655

     Gazzola:

                                          YEAR ENDED                      YEAR ENDED                     YEAR ENDED
                                      DECEMBER 31, 2000*              DECEMBER 31, 1999               DECEMBER 31, 1998
                                   -----------------------        ------------------------        -----------------------
                                   NET SALES        VOLUME        NET SALES         VOLUME        NET SALES        VOLUME
                                   ---------        ------        ---------         ------        ---------        ------
Traditional types of pasta         $32,726          73,038         $35,648          74,385         $42,313          82,773
Egg pasta                            6,419           7,129           6,728           6,386           5,748           5,416
Specialty types of pasta             4,142           6,881           3,091           4,504           3,508           5,249

Total                              $43,287          87,048         $45,467          85,275         $51,569          93,438

* Reflects a full year of operations. We acquired Gazzola in May 2000 and, consequently, actual results of Gazzola are included in our financial statements only since May 3, 2000.

     RAW MATERIALS

     Raw materials for the production of pasta and flour are readily available and we have not experienced supply interruptions. We are not dependent on any single supplier.

     The main raw materials used in the production of pasta and flour are wheat, semolina, eggs and gluten. The semolina used at our Bastia Umbra facility for the production of pasta is entirely supplied by our own mill, which mills 45,000 tons of durum wheat each year. The semolina used by Gazzola is primarily supplied by third parties, although a small portion is supplied by our Bastia mill.

     We purchase our durum wheat from farmers, cooperatives and importers. Ninety percent of this durum wheat comes from Italy. This purchasing method ensures that the extracted semolina meets our specifications. We believe that using an integrated production cycle is an essential element in producing high quality pasta.

     The price of durum wheat has fluctuated in past years by as much as 35%. We believe that due to the new European Union agricultural policy that provides for the elimination of duties relating to imports from non-European Union countries and for the support of national farming, the price of wheat will become more stable in the future.

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

     Pasta's primary ingredient is semolina, which is extracted from durum wheat through our milling process. Each variety of durum wheat has its own unique set of protein, gluten content, moisture, density, color and other attributes that affect the quality and other characteristics of the semolina. We blend semolina from different wheat varieties.

     Durum wheat is shipped to our Bastia Umbra production facility near Perugia, directly from collection warehouses, by our contract truckers. The durum wheat delivered to the facility is sampled, blended and pre-cleaned. Next, the wheat is tempered by raising its moisture content to the optimal level required for milling. The cleaned and tempered wheat is then conveyed to the mill where grinding, sifting, and purifying processes extract the semolina. Semolina is then pneumatically distributed from the mill to the pasta production area of the facility. Gazzola purchases most of its semolina from third party suppliers.

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

     Our entire pasta production process is controlled by programmable logic controllers that enable all of the production lines to be operated and monitored by minimal staff.

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

     DISTRIBUTION

     Our Petrini pasta distribution center is located in our Bastia Umbra facility and our Gazzola pasta distribution center is located in our Mondovi plant. Warehousing and distribution facilities are integrated with our production process.

     In 2000, we sold approximately 58,800 tons of food products in Italy. The principal channels of distribution for Petrini were traditional retail outlets and wholesale distributors, while Gazzola sells principally to supermarket chains and through import distributors. We produce a significant amount of health and diet pasta that is sold by other companies under their own brand names. We arrange for the distribution of our pasta products to our customers in Italy, using contract carriers to transport products to their final destination. We can usually satisfy client demand within 3 or 4 days.

     Most of our customers use inventory management systems that track sales of particular products and rely on reorders being rapidly filled by suppliers. We work with our customers to forecast consumer demand, which allows us to anticipate customer demand.

     SALES AND MARKETING

     PASTA

     The following chart shows our sales of pasta and flour products, in thousands of US Dollars, in our major markets for the years ended December 31, 2000, 1999 and 1998:

Petrini:

                      YEAR ENDED    YEAR ENDED    YEAR ENDED
                      DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                         2000          1999         1998
                         ----          ----         ----

Italy                   $24,139      $25,834      $27,225
Japan                     2,000        2,176        2,406
United States             1,402        1,441          701
South Korea                 730          718          682
Denmark                     340          500          442
Australia                   300          259          449
Portugal                    250          351          337
Lebanon                     150          195          233
France                      200          295          324
Other countries           3,091        1,794        1,811
                        -------      -------      -------

Total                   $32,602      $33,563      $34,610


Gazzola:

                      YEAR ENDED    YEAR ENDED    YEAR ENDED
                      DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                         2000*         1999          1998
                         -----         ----          ----
Italy                   $ 6,219      $ 8,560      $12,182
France                   24,013       26,579       26,801
Germany                   4,641        1,940        2,938
United Kingdom            2,974        2,669        1,908
Europe (Other)            2,779        2,361        2,687
North Africa              1,708        2,274        3,285

Middle East                 251          214          331
United States               196          300          268
Other countries             507          570        1,169
                        -------      -------      -------

Total                   $43,288      $45,467      $51,569

* Reflects a full year of operations. We acquired Gazzola in May 2000 and, consequently, actual results of Gazzola are included in our financial statements only since May 3, 2000.

     Approximately 30% of the pasta produced by us is sold in Italy. Of this amount, approximately 50% of pasta sales are effected directly by us to our clients while the remaining 50% of sales are carried out by a sales organization consisting of 80 independent agents. Most of these sales arrangements are for indefinite periods, and we generally cannot terminate such arrangements without paying an indemnity under the Italian Civil Code. The amount of such indemnity varies from contract to contract. Under these arrangements, products are usually ordered, produced, sold and shipped within 30 days. As a result, we do not generally have any significant backlog of orders. We have also entered into supply arrangements under which we manufacture private label pasta products for certain of our customers in quantities established in advance. The prices of our private label pasta are generally tied to a market price near the time of order.

     During each of the years ended December 31, 2000, 1999 and 1998, less than 7% of our total Petrini pasta revenues were derived from the United States. In the United States, our pasta has historically been sold primarily in the Northeast to supermarket chains including:

     o   Wakefern (ShopRite Stores);

     o   A&P;

     o   Shaws;

     o   King Kullen;

     o   Waldbaum's; and

     o   Stop and Shop.

In addition to retail channels in the United States, we have during the past approximately 18 months begun to target the higher margin food service business serving restaurants, hotels and catering. Spigadoro pasta is currently offered in approximately 400 upscale restaurants in the U.S. and we are projecting to add significant additional restaurants throughout the year.

     We also sell approximately 70% of our pasta products outside of Italy. Our exports are generally sold to importers, who then resell them abroad, and to supermarket chains that resell them through their retail outlets. We have distribution agreements with distributors in several countries located in Southeast Asia, which accounted for approximately 2% of our total food division revenues for the year ended December 31, 2000.

     We market our pasta, both in Italy and abroad, principally through two distribution channels:

     o Retail: The retail distribution channel consists of shops and supermarkets that sell various types of pasta both with our brands and private labels to consumers. Retail distribution accounts for the majority of pasta distribution by us; and

     o Food Service or Catering: The food service distribution channel is comprised of distributors who supply restaurants, hotels, schools and hospitals.

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

We believe that no pasta producer other than Barilla has more than 10% of the Italian market.

Our competitors in the United States include:

     o   large companies such as:

         o    New World Pasta, with brands such as San Giorgio and Ronzoni;

         o    Borden, with brands such as Prince and Creamette; and

         o American Italian Pasta Company, which has recently purchased the Mueller's brand;

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

Our products also compete with a broad range of food products. Competition in these markets generally is based on product quality and taste, pricing, packaging, customer service and logistics capabilities.

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

     PRODUCTS

     We offer over 600 animal feed products. The following table shows the net sales, in thousands of US Dollars, and sales volume, in tons, for each product line in our animal feed business for each of the fiscal years ended December 31, 2000, 1999 and 1998:

                            YEAR ENDED                      YEAR ENDED                      YEAR ENDED
                        DECEMBER 31, 2000               DECEMBER 31, 1999               DECEMBER 31, 1998
                    ------------------------        ------------------------        ------------------------
                    NET SALES         VOLUME        NET SALES         VOLUME        NET SALES         VOLUME
                    ---------         ------        ---------         ------        ---------         ------
Dairy cows           $27,896         126,069         $27,942         130,544         $27,192         122,524
Pigs                   7,141          29,939           7,648          33,300           7,817          32,816
Birds                 15,031          56,125          15,561          60,508          17,091          63,724
Rabbits               14,263          65,252          13,657          62,102          12,952          59,133
Beef cattle            9,983          46,639           9,571          45,437          10,705          49,870
Pets                   4,939           8,661           4,989           8,616           4,829           8,094
Sheep and goats        2,767          13,516           2,560          12,481           2,837          13,076
Horses                   852           3,456             913           3,656             892           3,530
Others                 9,735          38,797          10,817          33,428          10,599          33,280
                     -------         -------         -------         -------         -------         -------

Total                $92,607         388,454         $93,658         390,072         $94,914         386,047

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

     PIGS

     We produce and market a complete line of pig feed products. Our P.A.S.T.O. pig feed line is part of our "Cross System" program that was launched in 1998. This system is a composed nutrition program structured on the breeders' specific needs and demands that allows the breeder to optimize characteristics such as the fat/lean meat ratio in pigs, which is important in the production of Parma Ham. The P.A.S.T.O. pig feed line contains polyunsaturated fatty acids to address the health concerns of consumers.

     RABBITS

     We produce and market a complete line of rabbit feed products. Our product brands for rabbits are "Alfa" and "Biosana" for industrial breedings. Biosana is aimed at guaranteeing the delicate bacterial-intestinal balance of the digestive system of the rabbit and allows breeders to considerably reduce the use of pharmaceutical additives, thus reducing costs to breeders.

     BIRDS

     We produce and market a complete line of feed products for birds, such as chickens, turkeys and ducks. The Italian meat bird (including broiler chickens, turkeys and ducks), and egg production industries are highly concentrated with a relatively small number of very large producers. As a result of the relative simplicity of the diet and the large scale operations in this market, breeders generally manufacture their own animal feed. Accordingly, the available market for bird feed sales is small relative to the amount of feed consumed in the meat bird and egg production industries.

     The breeding of birds, in particular poultry, at the domestic level is quite widespread in Italy. Many Italian consumers of poultry choose to breed their own poultry because they can control the quality of the breeding process. Consequently, we have created the "Sani Sapori" and "Grani" brands of bird feed products that allow breeders to obtain proven quality through an accurate selection of raw materials and constant monitoring of production. Breeders have increased their sensitivity towards healthy feeds and, as a result, we have launched our "Il Biologico" product line that utilizes only raw materials derived from all natural biological agriculture.

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

     RESEARCH AND DEVELOPMENT AND QUALITY CONTROL

     General. Our research and development and quality control department is centered at the Bastia Umbra Research and Quality Control Center, and includes an internal staff of eight people, including technical staff and nutritionists. We also maintain laboratories at each of our production facilities for the purpose of quality control. Our research, development, and quality control department has advisory arrangements with a number of agricultural programs at various

Italian agricultural and veterinary medicine universities, such as Piacenza, Bologna and Pavia. We also have relationships with foreign institutions and universities including:

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

     Our research and development and quality control expenditures were approximately $753,000, $1,000,000 and $700,000 for the fiscal years ended December 31, 2000, 1999, and 1998, respectively.

     Petrini Institute. In June 2000, we established the Petrini Institute, based at our Bastia Umbra site. The Petrini Institute's mission is to acquire, confirm, verify and disseminate the latest technological developments in animal feed to the Italian farming community through the technical and commercial structure of Petrini S.p.A. The Institute's mission is organized in the following phases:

     o Experimentation. Designed to validate certain scientific information that has been published or acquired through Petrini's various contacts with the principal national and international research associations or with agri-food and pharmaceutical multinationals. Ongoing links are in place with leading universities, including:

               o    University of Piacenza
               o    University of Viterbo
               o    University of Milano
               o    University of Udine
               o    University of Parma
               o    Spruce Haven Research Center - (USA)

         The validation and the applied research activity is tested in "experimental farms", one for each animal species, and in "reference farms" that are located across Italy.

     o Training. An important part of the Institute's task is to train and to keep up to date the technical and commercial staff of Petrini, who are working and assisting farmers as part of their day-to-day commercial activities. The Petrini Institute also produces a variety of herd management software programs.

     o Dissemination of Information. This is done through the web site www.petriniinstitute.org), through newsletters, workshops, meetings and congresses. These all represent good ways to acquire credibility and references for both the Petrini Institute and Petrini.

     RAW MATERIALS, PACKAGING AND PRICING

     The principal raw materials used for the production of animal feed are vegetable products, the by-products of our pasta and flour business, flour and food integrators. Packaging represents a small part of feed production costs.

     Approximately 15% of the raw materials used by us for the production of animal feed is provided internally from the by-products of our flour processing operation. The remainder of the raw materials we use are acquired from large national and foreign companies and local cooperatives. We do not depend to a significant extent on any single supplier. All of the raw materials are readily available and we have not experienced a material interruption in supply.

     The raw materials we purchase are usually delivered to a seaport and then transported either by freight or common carrier to our seven manufacturing facilities located throughout Italy. As a result, raw material costs may vary substantially among our manufacturing facilities due to local supply and demand and varying freight costs.

     The prices of many of our raw materials may be volatile. We typically use the futures markets only for purchasing soybean meal. We generally price our animal feed products based on the cost of raw materials, packaging and certain other costs plus a conversion charge, which includes a profit factor, and periodically adjust our prices based on fluctuations in raw material and packaging costs. Competitive and other factors have at times limited our ability to increase prices. There can be no assurance that future price increases will be obtained in the event of increased raw materials costs.

     We believe that one of our major strengths is our ability to obtain an optimal feed composition at reduced costs by selecting economical raw materials without compromising nutritional values.

     PRODUCTION

     In the animal feed industry, potential manufacturing economies of scale are generally not sufficient to offset the cost of shipping products significant distances because raw materials, which make up a large percentage of finished products, are often available locally. As a result, we operate primarily in central and southern Italy with a network of six manufacturing facilities with sufficient capacity to meet the demands of the local market in which each facility is located. We produce approximately 97% of our animal feed products at our manufacturing facilities. Approximately 3% of our animal feed products are produced by third parties, who ship the products to our manufacturing facilities for distribution. Each of our manufacturing facilities is self-contained, from production to storage and delivery, so as to meet the differing needs of local customers.

     Before we process our raw materials, we sample them for quality control purposes. The raw materials are then unloaded and sampled for quality purposes. The basic underlying production process consists of combining the raw materials to form a feed product which is then mixed with nutritional additives, such as vitamins, minerals and amino acids, and in some cases, medications.

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

     In June 1998, we initiated steps to comply with ISO 9002 Certification, which ensures that we manufacture our products in conformity with European standards. This certification was granted to our pasta plant in Bastia Umbra in the third quarter of 2000 and we expect that certification will be granted for our other plants in the second quarter of 2002. The processes put in place to attain such certification will ensure and demonstrate the high quality of our products.

     DISTRIBUTION

     Animal feed is produced with fresh ingredients and, as a result, delivery must be rapid. We deliver approximately 1,500 tons of animal feed on a daily basis to supply breeders and our AgriPiu franchise stores. See "-- Marketing and Sales."

     Our products are distributed through a network of external carriers under long-term agreements. The ability to supply certain clients directly has been a factor in determining the location of certain of our manufacturing plants. We believe our plants are well situated to service our customer base across Italy.

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

     o   our franchised network of AgriPiu stores; and

     o   other retail stores.

     AgriPiu Stores and Other Retail Stores

     We sell feed to approximately 2,500 agricultural retail stores, of which approximately 230 have a franchising agreement to use our AgriPiu trademark. AgriPiu stores, which are located throughout Italy, sell animal feed to family farms and retail customers for the breeding of domestic animals. They also offer a complete range of products for animal care. The agreements with the AgriPiu franchisees generally provide that we furnish support for the marketing of our products, and contain obligations on the franchisee to maintain an adequate stock of products and to ensure that 100% of the sales of animal feed of the stores are made up of our products.

     Direct Sales

     We sell our products directly to approximately 4,400 industrial breeders. We sell approximately 57% of the animal feed we produce directly to industrial breeders through a network of exclusive agents. These agents also provide breeders with a series of ancillary services of a health and nutritional nature.

     We also sell the animal feed we produce to approximately 6,900 other clients through a network of over 125 agents who work at the local level throughout Italy. The price of our animal feed for farmyard animals includes certain services, such as technical assistance. We also use marketing efforts and trade shows to generate new business and expand sales to existing customers.

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

     In addition, sales of animal feed products may be influenced by animal or food-related diseases. For example, in fiscal 2000 a dioxin plague affected North Italian chicken farmers and the arrival of Mad Cow Disease (BSE) in Italy resulted in significant reductions in Italian consumption of beef and milk. Foot and mouth disease has also created significant public health scares in other parts of Europe and there can be no assurance that this disease will not spread to Italy. These and other diseases may influence significantly the behavior of Italian consumers, who may reduce their consumption of the affected meats. Such changing consumption habits, together with the potential slaughter of affected livestock, is likely to adversely affect demand for feed products for the affected animals. Although our ability to supply feed to most major livestock and our nationwide presence in Italy may help offset these reductions in demand through increased sales of feed for other animals, there can be no assurance that diseases affecting livestock will not have an adverse effect on our operations in the future.

     COMPETITION

     ANIMAL FEED

     The animal feed industry is currently going through a phase of consolidation in Italy, and we believe that this trend will continue. We believe that our market share is currently approximately 5.7% of the total non-integrated animal feed market.

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

     We distinguish our company from our competitors through:

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

     PET FOOD

     The major companies that produce and market pet food in Italy are national or international conglomerates that are substantially larger than we are and possess significantly greater financial, marketing and other resources than we possess. We compete for access for shelf space on the basis of the quality and price of our pet food products.

     We believe that we differentiate ourselves from animal feed manufacturers that also sell pet food by offering:

     o   higher quality products; and

     o   national production and distribution capabilities.

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

PASTA AND FLOUR
---------------
Spigadoro           La Sfoglia di Casa    Voglia di Pasta   Flourtoba


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

EMPLOYEES

     As of March 30, 2001, we had 507 full-time employees and four part-time employees. Of our employees, 289 work in the pasta and flour business, 156 work in the animal feed business and 66 perform administrative services.

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

     Italian law provides that, upon termination of employment, employees are entitled to receive a severance payment based on annual salary, length of employment and inflation. As of December 31, 2000, we had approximately $7.4 million reserved for such termination payments, as required by Italian law.

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

     Our operations are also subject to the risk of changes in Italian and foreign laws and policies which may impose restrictions on us, including trade restrictions, which could materially adversely affect our business, financial condition and results of operations. Other types of government regulation that could, if enacted or implemented, materially and adversely affect our operations include:

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

     Environmental laws and regulations have changed substantially and rapidly over the last 20 years and the requirements of these laws and regulations have tended to become increasingly more stringent, complex and costly to comply with. Although we believe that we are in substantial compliance with existing material laws and regulations governing our material business operations, there can be no assurance that substantial costs for compliance will not be incurred in the future. Moreover, it is possible that other developments, such as stricter environmental laws, regulations and enforcement policies thereunder, could result in additional costs or liabilities to us.

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

     o   reduce the on-site use and storage of hazardous chemicals; and

     o   prevent exposure to such substances.

The continued development and maintenance of our environmental program is designed to help reduce the potential for unanticipated expenditures for environmental remediation and compliance. We continually strive to reduce wastes by sending waste off-site for recycling and/or reuse. We have taken, and continue to take into account, the requirements of such environmental laws and regulations in the improvement, modernization, expansion and start-up of our facilities and believe that we are currently in substantial compliance with such material laws and regulations.

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

RECENT TRANSACTIONS

     GAZZOLA ACQUISITION

     In May 2000, through our wholly-owned subsidiary, Petrini S.p.A., we acquired all of the issued and outstanding shares of Pastificio Gazzola S.p.A. The aggregate purchase price, including acquisition expenses, was approximately Lire 27.4 billion ($13.3 million) in cash. We had originally agreed to make additional payments of up to Lire 10 billion (approximately $4.9 million) to the sellers on May 2, 2002, subject to certain conditions.

     Based upon the disappointing results of operations of Gazzola during fiscal 2000, Petrini has recently taken several corrective measures. First, we replaced the former owner and general manager with Riccardo Carelli, a former Chief Executive Officer of Barilla. We have also implemented an efficiency plan that includes personnel reductions and the elimination of certain unprofitable contracts (which is expected to result in a short-term reduction in production volumes until such time, if ever, that higher margin contracts can be obtained).

     In addition, Petrini has contested the right of the former owners to receive the contingent payments aggregating Lire 10 billion ($4.9 million) referenced above. We have recently reached a verbal agreement to settle this dispute, together with amounts due to Mr. Gazzola under Italian law as a result of the termination of his employment, for an amount not to exceed $250,000. Although we anticipate that a written agreement incorporating these terms will be finalized in the next 30 days, there can be no assurance that such agreement will be executed. However, assuming such agreement is executed, our contingent obligation to make the additional payments to the former owners of Gazzola of up to Lire 10 billion ($4.9 million) will be extinguished.

     PETRINI ACQUISITION

     In December 1999, we acquired all of the outstanding shares of common stock of Petrini from Gruppo Spigadoro, N.V. in exchange for 48.4 million shares of stock and the assumption of approximately $20 million of short-term indebtedness (approximately $15 million of which has been repaid to date). As a result of the transaction, we changed our name from IAT Multimedia, Inc. to Spigadoro, Inc. and changed the focus of our business from the sale of computers and computer components and peripherals to the production and sale of food and animal feed products.

     As a result of the Petrini transaction, as of March 30, 2001, Gruppo Spigadoro and Mr. Petrini beneficially owned approximately 58.5% and 20%, respectively, of our outstanding common stock. Jacob Agam, our Chairman of the Board and Chief Executive Officer, is also Chairman of the Board of Gruppo Spigadoro, Vertical Financial Holdings and certain affiliates of Vertical. Prior to the Petrini transaction, Vertical was the largest beneficial owner of our common stock. Entities affiliated with Vertical have economic ownership of approximately 75% of the outstanding common stock of Gruppo Spigadoro and have the power to vote approximately 90% of the outstanding common stock of Gruppo Spigadoro and, as a result, Vertical and entities affiliated with Vertical have the ability to vote or direct the vote of approximately 61% of our outstanding common stock as of March 30, 2001.

     DISPOSITION OF COMPUTER BUSINESSES

     Sale of FSE. In January 2000, we sold our 80% equity interest in FSE Computer-Handel GmbH & Co. KG and our 100% equity interest in FSE Computer Handel-Verwaltung GmbH to Frank Strauss (the founder of FSE) and certain other parties, some of whom are employees or former employees of FSE (collectively, the "Purchasers"). In addition, Dr. Alfred Simmet, the former Chief Operating Officer of FSE, sold his 20% equity interest in FSE Computer-Handel GmbH & Co. KG to the Purchasers. FSE was responsible for the marketing of our high performance personal computers in Germany. Under the terms of the transaction, the Purchasers assumed all of the outstanding third party liabilities of FSE (aggregating approximately $1.4 million) and agreed to pay us up to an aggregate of approximately $263,000 (DM 500,000) based upon the "cash flow" of FSE (as defined in the purchase agreement) over the next several years. Of the purchase price, up to approximately $53,000 (DM 100,000) was attributable to Dr. Simmet's ownership and under the terms of the transaction, Dr. Simmet transferred his right to receive the approximately $53,000 to us to satisfy a portion of Dr. Simmet's obligations to us. The purchase price will be paid as follows:

     o 5% of the "cash flow" of FSE for the fiscal year ending December 31, 2000;

     o 15% of the "cash flow" of FSE for the fiscal year ending December 31, 2001; and

     o 25% of the "cash flow" of FSE for the fiscal years ending December 31, 2002 through 2004.

     Liquidation of Columbus. In November 2000, we determined to liquidate the remaining operations of Columbus Computer Handel, our German subsidiary that previously distributed personal computers and computer components and peripherals, thereby completing the change in the focus of our business to the production and sale of pasta and flour products and animal feed. To date, termination agreements have been executed with all active personnel, all of the assets have been sold, substantially all current receivables have been collected and current payables have been paid. Substantially all agreements, including office space leases with third parties, have been terminated and the remaining liquidation procedures required by German law are expected to be completed by April 2002. We anticipate that our net liquidation proceeds will be approximately $420,000. This amount will be offset by amounts payable to the former owner of Columbus in settlement of certain remaining obligations to such individual, which amounts include a cash payment in March 2001 of approximately $200,000 and the issuance of 201,885 shares of Spigadoro common stock.

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

     In a series of transactions during February 2000, we sold the 750,000 shares of capital stock of Algo Vision plc for approximately $16.8 million in gross proceeds.

RISK FACTORS

     The following factors should be reviewed carefully, in conjunction with the other information in this Form 10-K and our consolidated financial statements. These factors could cause actual results to differ materially from those currently anticipated and expressed or implied in forward-looking statements made in this Form 10-K and presented elsewhere by our management from time to time. See "Note Regarding Forward-Looking Statements."

Risks Affecting our Operations
------------------------------

We experience significant fluctuations in our operating results due to a number
-------------------------------------------------------------------------------
of business factors.
--------------------

     Our results of operations have fluctuated significantly in recent years and may continue to fluctuate in the future. A number of factors have caused and may continue to cause these fluctuations, including:

     o   price fluctuations for raw materials;

     o   demand for our products;

     o   increased marketing and distribution costs;

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

Our operating results will be adversely affected by charges from acquisitions.
------------------------------------------------------------------------------

     Because we have grown our business through acquisitions, we have incurred significant non-cash charges for depreciation and amortization. These charges will adversely affect our results of operations and may result in decreased net income or increased net loss. As a result of our prior acquisitions we are required to amortize the excess of costs over net assets acquired (an aggregate of approximately $30.5 million as of the date of this filing) over periods ranging from 6 to 32 years (currently approximately $2.7 million annually). Moreover, future acquisitions could result in substantial additional amortization expenses to us that would reduce our future earnings or increase our future losses, as the case may be. In addition, if we finance new acquisitions through borrowings, we will also incur increased interest expense.

Our strategy of acquiring other companies for growth may not succeed and may
----------------------------------------------------------------------------
adversely affect our financial condition, results of operations and cash flows.
-------------------------------------------------------------------------------

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

     The failure to manage growth effectively may adversely affect our business and financial condition. We are evaluating, and are in preliminary discussions in connection with, the potential acquisition of assets or equity of businesses related to our business. However, we have no agreements or arrangements with respect to any particular acquisitions and we may not be able to complete any additional acquisitions on terms favorable to us or at all. If we are unable to acquire additional businesses, our growth may be reduced or eliminated.

     We intend to issue our securities in connection with potential future acquisitions. If businesses we want to acquire will not accept our securities as payment of all or a portion of the purchase price, we may be unable to make additional acquisitions, except through the use of cash, the availability of which cannot be assured.

If we do not obtain sufficient additional funds our ability to grow through
---------------------------------------------------------------------------
acquisitions may be limited.
----------------------------

     We will likely require additional funds for acquisitions and integration and management of acquired businesses. We have no commitments or arrangements for any additional funds. We cannot predict whether additional funds will be available on terms acceptable to us or at all. If we cannot obtain funds when required, the growth of our business may be adversely affected which could materially adversely affect our financial condition. If we issue our securities to obtain additional funds, or in connection with potential acquisitions, our existing stockholders will experience dilution.

Our substantial debt may adversely affect our ability to obtain additional funds
--------------------------------------------------------------------------------
and increases our vulnerability to economic or business downturns.
------------------------------------------------------------------

     Our indebtedness as of December 31, 2000 aggregated approximately $74 million. Accordingly, we are subject to the risks associated with substantial indebtedness, including:

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

     In addition, the Lire 60 billion ($29.2 million) working capital facility secured in April 2000 will mature in October 2001. To date, we have drawn down Lire 30.0 billion ($14.6 million) of this facility, and Lire 30.0 billion ($14.6 million) remains available. We will be required to refinance such facility prior to its maturity. While we anticipate that we will be able to refinance this facility on terms acceptable to us, we currently have no agreements to do so, and our inability to secure such financing would have a material adverse effect on our operations and financial condition.

We have changed our principal business and we may not be successful operating a
-------------------------------------------------------------------------------
new business.
-------------

     Prior to our December 1999 acquisition of Petrini, our sole business had been the marketing and distribution of personal computers and personal computer components, peripherals and software. The production and marketing of animal feed and pasta and flour products is a new business for us and our management group has limited experience operating this type of business. Although we have retained many of the management personnel of Petrini and Gazzola, we cannot assure that we will be able to continue to retain such individuals or that our management team will be successful in managing this new business. If we are unable to successfully operate our new business, our overall business and operating results will be materially impaired.

Vertical Financial Holdings and affiliated entities control Spigadoro.
----------------------------------------------------------------------

     Vertical Financial Holdings and entities affiliated with Vertical Financial Holdings, have the ability to vote or direct the vote of approximately 61% of our outstanding common stock and will control the actions that require stockholder approval, including:

     o   the election of our directors; and

     o the outcome of mergers, sales of assets or other corporate transactions or matters submitted for stockholder approval.

Jacob Agam, our Chairman of the Board and Chief Executive Officer, is also the Chairman of the Board of Gruppo Spigadoro, N.V. and Vertical Financial Holdings and some of its affiliated entities. Entities affiliated with Vertical Financial Holdings control Gruppo Spigadoro and therefore have the power to vote all of the shares of our common stock owned by Gruppo Spigadoro. Gruppo Spigadoro or its assignee also has the right to nominate up to a majority of the members for election to our Board of Directors so long as Gruppo Spigadoro, its affiliates and Carlo Petrini, one of our directors, continue to own, in the aggregate, a specified number of our securities.

The loss of our key personnel may adversely affect our business.
----------------------------------------------------------------

     Because we have a limited number of management personnel, we are dependent on our executive officers, including Jacob Agam, our Chairman of the Board and Chief Executive Officer, and Riccardo Carelli, the President of Gazzola and the Chairman of the Spigadoro Food Division, as well as other principal members of our management team and the management teams at Petrini and Gazzola. Mr. Agam will be providing services to us on a part-time basis. We cannot assure that any of our management personnel, including Mr. Agam and Mr. Carelli, will continue to devote sufficient time to our business. The loss of services of, or a material reduction in the amount of time devoted to our business by these individuals could adversely affect our business and financial condition. Competition for qualified executive officers is intense. In addition, if we are unable to attract, retain and motivate other highly skilled employees, our business, prospects and financial condition could be materially adversely affected.

Because we are a holding company, our ability to repay our indebtedness will
----------------------------------------------------------------------------
depend upon the level of our cash reserves, the distribution of funds from our
------------------------------------------------------------------------------
operating subsidiaries and our ability to obtain sufficient additional funds.
-----------------------------------------------------------------------------

     We are a holding company and substantially all of our operating results will be derived from the operations of our operating subsidiaries and other businesses that we may acquire in the future. Our ability to repay our indebtedness will depend on the level of our cash reserves, and the operating results of our operating subsidiaries and the distribution of sufficient funds from these subsidiaries to us. The ability of our operating subsidiaries to make such funds available to us may be restricted by the terms of their indebtedness and by applicable law. If our available working capital, together with any distributions from our subsidiaries, is not sufficient to enable us to repay our indebtedness, we will be required to obtain additional debt or equity financing for the repayment of this debt.

Industry Risks
--------------

Intense competition in the pasta and animal feed industries may adversely affect
--------------------------------------------------------------------------------
our operating results.
----------------------

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

     Our direct competitors in our branded pasta business include Barilla, the industry leader in Italy and among the leaders in the United States, as well as approximately 45 other Italian pasta producers. In the United States, we also compete with:

     o   Large companies such as:

     o New World Pasta with brands such as San Giorgio(Registered Trademark) and Ronzoni(Registered Trademark); and

     o Borden, Inc. with brands such as Prince(Registered Trademark) and Creamette(Registered Trademark);

     o American Italian Pasta Company, which recently purchased the Mueller's brand; and

     o   Regional United States producers of retail and institutional pasta.

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

Our financial results may be affected by increases in the costs of raw materials
--------------------------------------------------------------------------------
and packaging.
--------------

     Our financial results depend to a large extent on the cost of raw materials and packaging and our ability to pass along to our customers increases in these costs. Historically, market prices for commodity grains and food stocks have fluctuated in response to a number of factors, including:

     o changes in the agricultural policies of the European Community and/or the United States government (including farm support programs and regulation of genetically modified organisms);

     o   changes in international agricultural and trading policies;

     o   weather conditions during the growing and harvesting seasons;

     o   crop disease or pestilence;

     o   level of international stocks in storage;

     o   currency fluctuations;

     o   shipping costs;

     o   speculations on commodities; and

     o   other factors over which we have no control.

     Lower prices for durum wheat and the resulting semolina, when combined with excess production capacity, places downward pressure on pasta prices and intensifies competition in the pasta industry. In the event of increases in the cost for raw materials, we would be required to increase sales prices for our products in order to avoid margin deterioration. However, because there is significant competition in the pasta and animal feed industries in Italy, we may not be able to increase prices without losing market share. If we are unable to increase prices in response to increased raw material costs, our business and financial condition may be materially adversely affected.

Our private label business may be adversely affected by fixed-price production
------------------------------------------------------------------------------
contracts.
----------

In Italy, supermarket chains typically require that their private label pasta suppliers enter into a contract to supply pasta at a fixed price. Our Gazzola private label subsidiary has entered into a number of such agreements. Because the sales price is fixed for the term of the agreement (typically one year), unanticipated increases in costs, including raw material costs, would have an adverse impact on the profit margins associated with such contracts and could render some contracts unprofitable. Although the contracts generally do not require that we produce a specified volume, the failure to supply the volume requested by the customer could jeopardize our relationship with such customer and could adversely impact our business.

Our animal feed business may be adversely affected by animal or food-related
----------------------------------------------------------------------------
diseases.
---------

Recent well-publicized animal or food-related diseases present in Europe could have an adverse effect on our animal feed business. For example, BSE or "mad cow disease", which has recently been detected in Italy, and "foot and mouth disease", and the resulting public health scares have influenced significantly the behavior of Italian consumers, who have reduced their consumption of meat from the affected animals markedly. Although the consumption of alternative meats may increase in response, which may improve our sales of feed for such other animals, there can be no assurance that these or other diseases will not materially adversely affect our business and results of operations.

Our business may be adversely affected by, and we may be subject to legal
-------------------------------------------------------------------------
liability for, defects in our products.
---------------------------------------

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

We are dependent upon independent agents and distributors to market our
-----------------------------------------------------------------------
products.
---------

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

Our business may be adversely affected by our dependence upon our suppliers.
----------------------------------------------------------------------------

     We require a high volume of raw materials to produce our products. Our inability to obtain these raw materials in a timely manner could adversely affect our business and financial condition. We do not have any long-term contracts with our suppliers. The availability of such raw materials is affected by factors such as:

     o   demand for raw materials, including durum wheat;

     o   weather conditions during the growing and harvesting seasons; and

     o political and economic downturns in the countries in which such suppliers are located.

Our business may be adversely affected by the potential relocation of our
-------------------------------------------------------------------------
largest production facility.
----------------------------

     Our largest plant may need to be relocated due to a rezoning of the land on which these plants are located. These plants are located on land owned by us in Bastia Umbra in a region of Italy called Regione Umbria. In 1996, the municipality of Bastia Umbra initiated a rezoning proceeding to reclassify this land as residential and public park space. The municipality has since finalized its rezoning plan, which is now being considered by the government of the Regione Umbria which must also approve the plan before it can become effective. Unless the Regione Umbria amends the rezoning plan or we are able to appeal the decision, we will be required to:

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

We are dependent upon third parties for the delivery of our raw materials and
-----------------------------------------------------------------------------
products.
---------

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

Our business may be adversely affected by an inability to successfully manage
-----------------------------------------------------------------------------
our production and inventory.
-----------------------------

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

Our business may be adversely affected by our limited proprietary rights or by
------------------------------------------------------------------------------
legal actions to enforce or defend our proprietary rights.
----------------------------------------------------------

     We hold trademarks that are of fundamental value and importance for our business. Although these trademarks have been registered in Italy and certain other countries in which our products are sold, we may not be able to prevent misappropriation of our trademarks or protect our other intellectual property.

     The laws of some foreign countries where we sell our products may not protect our proprietary rights to the same extent as do laws in the United States. Our inability to protect our proprietary rights could materially adversely affect our operations, which may adversely affect our financial condition. Litigation also may be necessary to:

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

Our operations are subject to government regulations.
-----------------------------------------------------

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

Risks Relating to Foreign Operations
------------------------------------

Our business may be adversely affected by risks associated with foreign
-----------------------------------------------------------------------
operations.
-----------


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

We are subject to a number of regulatory and contractual restrictions governing
-------------------------------------------------------------------------------
our relations with our employees.
---------------------------------

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

     These arrangements address a number of specific issues affecting our working conditions, including:

     o   hiring;

     o   work time;

     o   wages and benefits; and

     o   termination of employment.

     We will be required to make extraordinary or significant payments in order to comply with these requirements. The cost of complying with these requirements may materially adversely affect our business and financial condition. In addition, our arrangements with several of our agents who market our products are governed by a national collective labor agreement. In the event we were to terminate any of these relations, we would be required to pay an indemnity that could, in the aggregate, materially adversely affect our business and financial condition.

Our results of operations may be adversely affected by foreign currency
-----------------------------------------------------------------------
fluctuations and transition to the Euro.
----------------------------------------

     Historically, a substantial portion of our revenues has been denominated in the Italian Lire. Our results of operations are subject to fluctuations in the value of the Italian Lire, and will be subject to fluctuations in the value of the Euro against the US Dollar and other currencies. Accordingly, fluctuations in exchange rates could materially adversely affect our business and financial condition.

     On January 1, 1999, certain members of the European Union, including Italy, introduced a single currency, the Euro. During the transition period ending January 1, 2002, European Monetary Union (EMU) countries will have the option of settling transactions in local currencies or in the Euro. We intend to convert to the Euro in October 2001. The conversion to the Euro will result in increased costs to us related to updating operating systems, review of the effect of the Euro on our contracts and updating catalogues and sales materials for our products. In addition, adoption of the Euro will limit the ability of an individual EMU country to manage fluctuations in the business cycles through monetary policy.

Investors may not be able to enforce judgments against us or our officers and
-----------------------------------------------------------------------------
directors.
----------

     Although we are organized under the laws of the State of Delaware, we are primarily a holding company which primarily holds stock in entities outside the United States and a substantial portion of our assets are located outside the United States. In addition, six of our seven directors and all of our executive officers are residents of foreign countries and all or a substantial portion of the assets of such directors and officers is located outside of the United States. As a result, it may not be possible for investors to:

     o   effect service of process upon most of our directors and officers; or

     o enforce judgments of United States courts predicated upon the civil liability provisions of United States laws against our directors' and officers' assets.

     The market price of our common stock may be adversely affected by the difficulty for investors to enforce judgments of United States courts.

Stock and Market Risks
----------------------

Our stock may be delisted from The American Stock Exchange if we do not meet the
--------------------------------------------------------------------------------
continued listing criteria.
---------------------------

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

     If our stock is delisted from The American Stock Exchange, trading, if any, in our stock would thereafter be conducted:

     o on the Nasdaq National Market or the Nasdaq SmallCap Market, assuming we meet the requirements for initial listing on the Nasdaq National Market or the Nasdaq SmallCap Market, some of which we may not currently meet, including the minimum bid price requirement;

     o on the National Association of Securities Dealers, Inc.'s "Electronic Bulletin Board"; or

     o   the over the counter market in the "pink sheets."

     If our stock was delisted from The American Stock Exchange and could not be quoted on the Nasdaq National Market or the Nasdaq SmallCap Market, it could become subject to Rule 15g9 under the Exchange Act, which imposes additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and "accredited investors" (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, such rule may adversely affect the ability of broker-dealers to sell our common stock and may adversely affect the ability of stockholders to sell any of the shares of common stock in the secondary market.

We do not intend to pay dividends to our stockholders.
------------------------------------------------------

     We have not paid any cash dividends on our common stock and do not expect to do so in the foreseeable future.

Future sales of our common stock in the public market could adversely affect our
--------------------------------------------------------------------------------
stock price and our ability to raise new funds.
-----------------------------------------------

     Sales of shares of stock by existing stockholders could have an adverse effect on our stock price. As of March 30, 2001, we had approximately 61 million shares of common stock outstanding, of which approximately 8.6 million shares are eligible for sale without restriction. The remaining shares are subject to the resale provisions of Rule 144 and Rule 145 under the Securities Act of 1933. We have previously registered for resale approximately 5.3 million shares of our common stock (included in the 8.6 million above) and approximately 0.4 million shares issuable upon exercise of certain outstanding options and warrants. As a result, the market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market or the perception that substantial sales could occur.

Additional shares of our common stock may be issued if options or warrants are
------------------------------------------------------------------------------
exercised or our convertible promissory notes are converted, causing dilution to
--------------------------------------------------------------------------------
our stockholders.
-----------------

     At December 31, 2000, we had outstanding:

     o   warrants to purchase approximately 2,800,000 shares of common stock;

     o   options to purchase approximately 910,000 shares of our common stock;
         and

     o a convertible promissory note which is potentially convertible into shares of our common stock at the conversion price equal to the greater of $2.50 or 85% of the market price of our common stock. We cannot predict the actual number of shares of our stock that may be issued upon conversion of the note, which depends on:

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

     o these securities give the holders the opportunity, at reduced cost, to profit from a rise in the market price of our stock; and

     o the terms upon which we could issue additional common stock or obtain additional financing may be adversely affected.

     Holders of warrants and options are also likely to exercise them when, in all likelihood, we could obtain additional capital on terms more favorable than those provided by the warrants and options.

Anti-takeover provisions may adversely affect our stockholders.
----------------------------------------------------------------

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

ITEM 2. PROPERTIES

     Our principal offices and facilities, owned or leased, and their current uses are described in the following table:


PLANT                 FACILITY SIZE                             CAPACITY                ANNUAL        OWNED
LOCATION              (Sq. Ft.)          USE                    TON/DAY                 RENT          OR LEASED
--------              ---------          ---                    -------                 ----          ---------
New York, NY          4,600              Corporate                                      $240,000      Leased
                                         headquarters
Bastia Umbra          1,355,725          Italian headquarters                           --            Owned
(Perugia)
Bastia Umbra                             Mill                   335/tons                --            Owned
(Perugia)
Bastia Umbra                             Pasta plant            130/tons                --            Owned
(Perugia)
Bastia Umbra                             Animal feed plant      800/tons                --            Owned
(Perugia)
Padua                 322,917            Animal feed plant      390/tons                --            Owned
Naples                416,563            Animal feed plant      225/tons                --            Owned
Alessandria           348,643            Animal feed plant      150/tons                --            Owned
Bari                  215,633            Animal feed plant      130/tons                --            Owned
Cagliari              55,570             Animal feed plant      120/tons                --            Owned
Catania               80,586             Warehouse                                      --            Owned
Other Locations
Genetic Centre        Cannara            Pig breeding plant     500/sows in             --            Owned (1)
                                                                   production

Milan                 4,682              Offices                --                      $68,000       Leased
Mondovi               29,754             Offices                --                      --            Owned
Mondovi               139,955            Pasta plant            310/tons                --            Owned
Mondovi               106,524            Warehouse              --                      --            Owned
Mondovi               260.446            Land                   --                      --            Owned
Morozzo               75,320             Warehouse              --                      $123,000      Leased

----------
(1)  Leased to third parties since October 1, 1999

     Our largest plant for the production of animal feed and pasta and flour products is located in Bastia Umbra, near Perugia. The municipality of Bastia has initiated a rezoning proceeding with respect to the land upon which our plant is located. The rezoning proceeding envisions the total demolition of existing buildings and re-classifying the land as residential and public park space. In the event that the rezoning is implemented, we will be required to relocate our entire plant from its current location in Bastia Umbra.

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

     We have undertaken a study of possible relocation alternatives, which include the subsidized construction or acquisition of another plant. As a result of such study, we believe that some of the adverse consequences arising out of any potential need to move our plant from Bastia Umbra can be mitigated.

     We believe that these facilities are suitable for our current and anticipated need. We believe that, if necessary, we can obtain additional leased space and/or renew our existing leases at similar rates.

ITEM 3. LEGAL PROCEEDINGS

     We are a party to numerous legal proceedings incidental to the conduct of our business, none of which individually or in the aggregate is material to our financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock began trading on the Nasdaq National Market on March 26, 1997 and was quoted for trading under the symbol "IATA." Prior to that date, there was no public market for our common stock. On January 18, 2000, our stock began trading on the American Stock Exchange and is quoted for trading under the symbol "SRO." The following table sets forth the range of high and low closing sales prices per share for our common stock on the Nasdaq National Market for the periods indicated prior to January 18, 2000 and on the American Stock Exchange subsequent to that date.


FISCAL YEAR ENDED DECEMBER 31, 2000:                HIGH           LOW

October 1, 2000 through December 31, 2000         $1-13/16         $1/2
July 1, 2000 through September 30, 2000            2-5/8            1-1/2
April 1, 2000 through June 30, 2000                2-13/16          1-3/4
January 1, 2000 through March 31, 2000             3-3/32           2


FISCAL YEAR ENDED DECEMBER 31, 1999:                HIGH           LOW

October 1, 1999 through December 31, 1999         $3-5/8           $1-5/8
July 1, 1999 through September 30, 1999            4                2-3/16
April 1, 1999 through June 30, 1999                5-5/8            3-1/8
January 1, 1999 through March 31, 1999             9-1/4            4-3/4

     As of March 30, 2001, there were approximately 46 record holders and we believe the number of beneficial owners of our common stock exceeds 600.

DIVIDEND POLICY

     We have never paid cash dividends on our common stock and do not anticipate or intend paying cash dividends in the foreseeable future on our common stock.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below summarizes certain financial data that has been derived from and should be read together with the more detailed consolidated financial statements of Spigadoro, Inc. and the notes thereto included elsewhere in this Annual Report on Form 10-K.

                            1996             1997             1998             1999             2000              2000
                          -------          -------          -------          -------          -------         ---------
                                                                                                           (IN THOUSANDS OF
                                                                                                           U.S. DOLLARS,
STATEMENT OF INCOME                                                                                        EXCEPT PER SHARE
DATA:                                          (IN MILLIONS OF LIRE, EXCEPT PER SHARE AMOUNTS)             AMOUNTS) (1)


Net sales                 320,292          294,859          266,307          261,565          319,455         $ 155,377
Cost of sales             244,490          224,216          196,902          189,124          256,470           124,742
                          -------          -------          -------          -------          -------         ---------

Gross profit               75,802           70,643           69,405           72,441           62,985            30,635

Selling Expenses           48,638           47,633           46,194           48,931           59,999            28,988

General and                15,717           16,079           14,719           13,840           24,913            12,117
administrative
expenses
                           64,355           63,712           60,913           62,771           84,512            41,105
                          -------          -------          -------          -------          -------         ---------


Operating income
(loss)                     11,447            6,931            8,492            9,670          (21,527)        $ (10,470)
                           ======            =====            =====            =====          =======         =========

(Loss) income
from continuing
operations                  2,082              278              829            2,295           (4,909)           (2,388)

Loss from
discontinued
operations                   -                 -                -                -             (4,011)           (1,951)

Net income (loss)           2,082              278              829            2,295           (8,920)        $  (4,339)
                           ======            =====            =====            =====          =======         =========

Basic and diluted              51                5               14               40             (152)        $   (0.07)
earnings per share
(Lire, US $)

Weighted average
number of shares of
common stock                 40.7             54.1             57.7             58.1             58.7              58.7
outstanding (millions
of shares)

EBITDA(2)                  16,499           11,651           14,018           15,662           (7,218)        $  (3,510)

(1)      Exchange Rate:  Lire 2,056 = U.S. $1 as of December 31, 2000.
(2) EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. Although EBITDA is not recognized under GAAP, it is accepted in the food industry as a generally recognized measure of performance. However, EBITDA should not be considered an alternative to operating income, net income, cash flows or any other measure of performance as determined in accordance with generally accepted accounting principles, as an indicator of operating performance or as a measure of liquidity.

                                                             YEAR ENDED DECEMBER 31,
                                1996             1997             1998             1999              2000              2000
                              -------          -------          -------          -------           -------           -------
BALANCE SHEET DATA:                                                                                                (IN THOUSANDS
                                                                 (IN MILLIONS OF LIRE)                             OF U.S.
                                                                                                                   DOLLARS) (1)
Working capital                10,416           14,366           10,467           (3,396)          (75,501)         $(36,723)
(deficiency)
Total assets                  183,754          187,725          186,219          217,245           325,269           158,205
Total liabilities             136,244          139,937          137,602          158,838           273,700           133,123
Stockholders' equity           47,510           47,788           48,617           58,407            51,569            25,082

(1)      Exchange Rate:  Lira 2,056 = U.S. $1 as of December 31, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our historical consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the Notes to such consolidated financial statements included elsewhere in this Form 10-K.

OVERVIEW

     In May 2000, through our wholly-owned subsidiary, Petrini S.p.A., we acquired all of the issued and outstanding shares of Pastificio Gazzola S.p.A. The aggregate purchase price was approximately Lire 27.4 billion ($13.3 million) in cash. We agreed to make additional payments of up to Lire 10 billion (approximately $4.9 million) to the sellers on May 2, 2002, subject to certain conditions.

     However, Petrini has contested the right of the former owners to receive the contingent payments aggregating Lire 10 billion ($4.9 million) referenced above. We have recently reached a verbal agreement to settle this dispute, together with amounts due to the former general manager under Italian law as a result of the termination of his employment, for an amount not to exceed $250,000. Although we anticipate that a written agreement incorporating these terms will be finalized in the next 30 days, there can be no assurance that such agreement will be executed. However, assuming such agreement is executed, our obligation to make the additional payments to the former owners of Gazzola of up to Lire 10 billion ($4.9 million) will be extinguished.

     In December 1999, we acquired all of the outstanding shares of common stock of Petrini from Gruppo Spigadoro, N.V. As a result of the transaction, we changed our name from IAT Multimedia, Inc. to Spigadoro, Inc. In consideration for the Petrini shares, we:

     o issued an aggregate of 48,366,530 shares of our common stock, of which 12,241,400 shares were issued, at Gruppo Spigadoro's request, to Carlo Petrini, our Co-Chairman, to satisfy part of Gruppo Spigadoro's obligation to Mr. Petrini; and

     o assumed approximately $20 million of short term indebtedness of Gruppo Spigadoro, of which approximately $15 million has been repaid to date.

     During 2000, we also sold our equity interests in FSE Computer Handel GmbH & Co. KG and FSE Computer Handel-Verwaltung GmbH, a German company that markets high-performance personal computers in Germany, and closed down our remaining computer distribution company, Columbus Computer Handel, and sold its assets.

See "Business - Restructuring and Recent Transactions."

     As a result of these transactions, we changed the focus of our business from the sale of computers and computer components and peripherals to the production and sale of food products, including animal feed and pasta and flour products. Our animal feed business produces feed for industrial breeders, family owned breeding farms and domestic pets. Our pasta and flour business produces both branded and private label traditional, specialty and diet pastas and flours for the use of bakery industry.

     As a result of the Petrini transaction, we issued a controlling amount of our common stock to the stockholders of Petrini and the transaction has been accounted for as a reverse acquisition. In a reverse acquisition, although we were the legal acquirer, Petrini is considered the acquirer for accounting purposes. Therefore, the financial statements for all periods presented prior to the December 29, 1999 acquisition date are the financial statements of Petrini. For all periods subsequent to December 29, 1999, the financial statements are the financial statements of Petrini and Spigadoro. As a result of our change in business strategy prior to the Petrini transaction, we discontinued, for accounting purposes, all of our operations related to the distribution of personal computers and personal computer components, peripherals and software. See "Notes 1 and 3 to the Consolidated Financial Statements of Spigadoro."

     Our pasta and flour business and animal feed business represented approximately 40.4% and approximately 59.6%, respectively, of our revenues in 2000. Virtually all of our sales of animal feed are in Italy, while approximately 55% of our pasta and flour products are exported to the United States, Europe, Southeast Asia and other parts of the world.

     Since substantially all of our operations are currently in Italy, our functional currency is the Italian Lire. Therefore, our financial statements are presented in Lire for financial statement reporting. All amounts stated in US Dollars have been translated into US Dollars for the convenience of the reader at the rate of Lire 2,056 = US $1.00, which approximates the Noon Buying rate of the Federal Reserve Bank of New York on December 31, 2000.

     In the following discussions, most percentages and Lire and US Dollar amounts have been rounded to aid presentation. As a result, all such figures are approximations.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     General. We acquired Gazzola on May 3, 2000 and therefore our results of operations for the fiscal year ended December 31, 2000 ("Fiscal 2000") include the Gazzola operations since such date, while our results of operations for the fiscal year ended December 31, 1999 ("Fiscal 1999") include only the operations of Petrini. As a result, (i) all revenue and expense accounts in the following discussion for Fiscal 2000 were increased by the revenues and expenses incurred by Gazzola since May 3, 2000 and (ii) the 1999 results include only a small amount of corporate overhead of Spigadoro, Inc. As a result, year-to-year results are not necessarily comparable.

     Based upon the disappointing results of operations of Gazzola during fiscal 2000, Petrini has recently taken several corrective measures. First, we replaced the former owner and general manager with Riccardo Carelli, a former Chief Executive Officer of Barilla. We have also implemented an efficiency plan that includes personnel reductions and the elimination of certain unprofitable contracts (which is expected to result in a short-term reduction in production volumes until such time, if ever, that higher margin contracts can be obtained).

     In addition, as discussed above under "Overview," Petrini has contested the right of the former owners of Gazzola to receive certain contingent payments aggregating Lire 10 billion ($4.9 million), and we believe that we have reached a verbal agreement to settle this dispute, together with amounts due to Mr. Gazzola under Italian law as a result of the termination of his employment, for an amount not to exceed $250,000.

     Net Sales. Net sales for Fiscal 2000 increased by 22.1% to Lire 319.5 billion ($155.4 million) from Lire 261.6 billion ($127.2 million) during Fiscal 1999. The increase was primarily due to the acquisition of Gazzola in May 2000, which contributed Lire 61.5 billion ($29.9 million) of additional sales to our pasta sector during the year. Consequently, net sales for pasta and flour for Fiscal 2000 increased by 87.0% to Lire 129.1 billion ($62.8 million) from Lire
69.0 billion ($33.6 million) for Fiscal 1999. Net sales for animal feed for Fiscal 2000 decreased by 1.1% to Lire 190.4 billion ($92.6 million) from Lire
192.6 billion ($93.7 million) for Fiscal 1999 on relatively flat volume. The sales mix in animal feed was influenced by a number of factors during the year, including a dioxin plague which affected North Italian chicken farmers and the arrival of Mad Cow Disease (BSE) in Italy, which resulted in significant reductions in Italian consumption of beef and milk. Consequently, our sales volumes of feed for milk cows and for chickens fell 3.5% and 7%, respectively, during Fiscal 2000. However, we were able to partially offset these reductions through increased sales of feed for rabbits and sheep, as a result of various new marketing initiatives and changing consumer preferences in light of the well-publicized beef and chicken health issues. Although we believe that our strategy of maintaining a presence in all major livestock branches and in all regions of Italy may help to minimize the risks associated with these and other serious diseases impacting the food chain, there can be no assurance that such diseases will not have an adverse effect on our operations in the future. See "Risk Factors."

     Gross Profit. Gross profit for Fiscal 2000 decreased by 13.0% to Lire 63.0 billion ($30.6 million) from Lire 72.4 billion ($35.2 million) for Fiscal 1999, while the gross profit percentage fell to 19.7% in Fiscal 2000 from 27.7% in Fiscal 1999. This decrease was primarily due to significant increases in the prices of certain key raw materials during 2000. Specifically, the price of soya, which accounts for over 14% of total raw material costs in animal feed, rose nearly 40% during the year. In the pasta sector, where semolina is the main ingredient and represents approximately 25% of the cost of sales, average semolina costs increased approximately 12% during 2000. In animal feed, we were able to secure certain compensating price increases, but did not fully regain our previous margin levels until the end of Fiscal 2000. For example, while our average price of animal feed is currently approximately 5% above average levels of 1999, the average levels for Fiscal 2000 were only 1.5% above 1999 levels. In pasta, strong competitive pressures in the private label sector have so far prevented Gazzola from fully re-establishing its previous margin levels and contributed to a reduction in Gazzola's gross profit percentage from 16.9% in Fiscal 1999 to 3.1% in Fiscal 2000.

     Operating Expenses. Operating expenses, including selling expenses and general and administrative expenses, relating to the Petrini and Gazzola operations (stand-alone) in Fiscal 2000 increased by 25.1% to Lire 80.3 billion ($39.0 million) from Lire 64.2 billion ($31.2 million) in Fiscal 1999, primarily as a result of the acquisition of Gazzola in May 2000, which contributed Lire
13.4 billion ($6.5 million) in additional operating expenses. Petrini's ongoing efficiency plan and related headcount reduction program resulted in an overall reduction of manpower from 404 persons at the start of Fiscal 2000 to 350 persons at the end of the year, thereby creating Lire 3.4 billion ($1.6 million) in ongoing, annualized personnel cost savings. The positive impact of this cost reduction on the absolute level of operating expenses was, however, offset by approximately 30% increases in the cost of energy in Italy, which impacted production costs and lead to significant increases in distribution expenses, and the timing of the headcount reductions, with many of them occurring in the second half of the year. In addition, Fiscal 2000 includes certain non-recurring severance costs incurred by Petrini in connection with the personnel reductions and certain other one-time charges, which in total represented Lire 3.2 billion ($1.5 million). Excluding these non-recurring charges, operating expenses relating to the Petrini and Gazzola operations (stand-alone) in Fiscal 2000 would have been Lire 77.1 billion ($37.5 million).

     Consolidated operating expenses for Fiscal 2000 increased by 34.6% to Lire
84.5 billion ($41.1 million) from Lire 62.8 billion ($30.5 million) for Fiscal 1999. This increase was due to the additional effect of Spigadoro corporate overhead costs, including a full year of goodwill amortization, whereas only two months of goodwill amortization were incurred in Fiscal 1999. The headcount reductions and other efficiencies effected in 2000 have reduced our cost base and, together with certain price increases effected late in 2000 and into 2001, are expected to positively impact gross profit and operating expenses during Fiscal 2001. In addition, we anticipate certain headcount reductions at our Gazzola operations during 2001, which will further reduce our fixed costs. See "EBITDA" below.

     Income (Loss) from Operations. Loss from operations at Petrini and Gazzola (stand-alone) amounted to Lire 15.5 billion ($7.4 million) in Fiscal 2000 compared to income from operations of Lire 8.6 billion ($4.2 million) in Fiscal 1999. This decrease was primarily due to a reduction in gross profit in Fiscal 2000 resulting from the factors set forth above and an increase in operating expenses, in particular due to the Gazzola acquisition and the disappointing results of operations at Gazzola.

     Consolidated loss from operations for Fiscal 2000 amounted to Lire 21.5 billion ($10.5 million) compared to income from operations of Lire 9.7 billion ($4.7 million) for Fiscal 1999 due to the reasons discussed above and the additional effect of an increase in operating expenses as a result of Spigadoro corporate overhead and the additional goodwill amortization expenses not incurred in Fiscal 1999.

     Interest Expense. Net interest expense for Fiscal 2000 increased by 166% to Lire 7.7 billion ($3.8 million) for Fiscal 2000 from Lire 2.9 billion ($1.4 million) in Fiscal 1999. This increase was a result of additional debt incurred in connection with our acquisition of Gazzola in May 2000, interest expense relating to notes payable issued in the Petrini acquisition in December 1999 (a majority of which was repaid in 2000) and additional costs incurred relating to our increased factoring activity, together with an overall increase in prevailing bank interest rates in Italy during Fiscal 2000.

     Other Income. Other income increased to Lire 30.0 billion ($14.6 million) in Fiscal 2000 from other expense of Lire 49 million ($24,000) in Fiscal 1999, primarily as a result of the sale of all of our Algo Vision shares resulting in a one-time net gain of Lire 28.6 billion ($13.9 million) and of exchange rate gains recognized upon the repayment of our Lire 12.05 billion promissory note issued in connection with our acquisition of Petrini in December 1999.

     Income (Loss) From Continuing Operations Before Income Taxes. Income (loss) from continuing operations before income taxes for Fiscal 2000 was Lire 0.8 billion ($366,000) compared to Lire 6.7 billion ($3.3 million) in Fiscal 1999. This decrease was attributable to a loss from continuing operations before income taxes at Petrini and Gazzola (stand-alone) in Fiscal 2000 of Lire 22.9 billion ($11.0 million) compared to income from continuing operations of Lire
5.8 billion ($2.8 million) in Fiscal 1999, offset primarily by the gain from the sale of the Algo Vision shares.

     Net Income (Loss). Net loss for Fiscal 2000 was Lire 8.9 billion (4.3 million) compared to net income of Lire 2.3 billion ($1.1 million) in Fiscal 1999. The loss was due to a reduction in gross profit, an increase in interest expense and operating expenses, including goodwill amortization, and an increase in income taxes, partially offset by the one-time gain from the sale of all of our Algo Vision shares. Income taxes for Fiscal 2000 increased to Lire 5.7 billion ($2.8 million) from Lire 4.4 billion ($2.2 million) for Fiscal 1999. However, a substantial portion of the tax amount in Fiscal 2000 is a non-cash charge relating to the reversal of a deferred tax asset. We will not be required to pay a substantial portion of the income taxes due on the sale of the Algo Vision shares as a result of the past net operating losses from our discontinued operations in Switzerland.

     EBITDA. EBITDA relating to the Petrini and Gazzola operations (stand-alone) in Fiscal 2000 decreased by 121% to negative Lire 3.1 billion ($1.5 million) from positive Lire 14.6 billion ($7.1 million) in Fiscal 1999. This decrease was primarily due to a reduction in gross profit in 2000 as a result of an increase in raw material and energy costs, a sales mix favoring lower margin products, as well as an increase in operating expenses relating to our Gazzola acquisition and non-recurring severance payments in connection with headcount reductions (pursuant to Petrini's efficiency plan). Excluding non-recurring charges related to the severance payments and other extraordinary costs described above of an aggregate of Lire 3.9 billion ($1.9 million), EBITDA relating to the Petrini and Gazzola operations (stand-alone) during Fiscal 2000 would have been Lire 0.8 billion ($389,000).

     Consolidated EBITDA for Fiscal 2000, which does not include the Lire 28.6 billion ($13.9 million) gain received from the sale of our Algo Vision shares, decreased by 146% to negative Lire 7.2 billion ($3.5 million) from positive 15.7 billion ($7.6 million) in Fiscal 1999 due to the factors discussed above and to the additional effect of corporate overhead expenses not incurred in Fiscal 1999. The non-recurring severance payments discussed above, which aggregate Lire
2.5 billion ($1.2 million), relate to net headcount reductions of 54 positions, which we anticipate will create Lire 3.4 billion ($1.6 million) in ongoing, annualized personnel cost savings and which will positively impact gross profit and operating expenses, as well as EBITDA, beginning in 2001. We anticipate that further reductions of personnel at our Gazzola operations will continue in 2001, which will further decrease our ongoing cost base but will create additional one-time severance charges. EBITDA should not be considered an alternative to income from operations, net income, cash flow or any other measure of performance as determined in accordance with generally accepted accounting principles, as an indicator of operating performance or as a measure of liquidity.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Net sales. Net sales for the year ended December 31, 1999 decreased by 1.8% to Lire 261.6 billion ($127.2 million) from Lire 266.3 billion ($129.5 million) for the year ended December 31, 1998. The decrease in net sales was primarily due to a 4.8% decrease in sales prices to our customers resulting from a decrease in raw material costs, partially offset by a slight increase in total sales volume to 456,020 tons in 1999 from 452,492 tons in 1998. Net sales for animal feed for the year ended December 31, 1999 decreased by 1.3% to Lire 192.6 billion ($93.7 million) from Lire 195.1 billion ($94.9 million) for the year ended December 31, 1998, while the sales volume was unchanged at approximately 387,000 tons for the years ended December 31, 1999 and 1998. Net sales for pasta and flour for the year ended December 31, 1999 decreased by 3.0% to Lire 69.0 billion ($33.6 million) from Lire 71.2 billion ($34.6 million) for the year ended December 31, 1998 despite an increase of 2.4% in sale volumes resulting from new marketing campaigns.

     Gross Profit. Gross profit for the year ended December 31, 1999 increased by 4.4% to Lire 72.4 billion ($35.2 million) from Lire 69.4 billion ($33.8 million) for the year ended December 31, 1998. The increase in gross profit resulted in an increase in the gross margin percentage to 27.7% in 1999 from 26.1% in 1998. This increase was primarily due to a decrease in raw material prices which contributed to an increase in gross profit and was also due to increased production efficiencies. Gross profit in the year ended December 31, 1999 was impacted by a loss of approximately Lire 1.5 billion ($730,000) due to costs related to the discontinuation of a pig breeding farm during the last quarter of 1999.

     Operating Expenses. Operating expenses, including selling costs and general and administrative expenses, for the year ended December 31, 1999 increased by 3.1% to Lire 62.8 billion ($30.5 million), or 24.0% of net sales, from Lire 60.9 billion ($29.6 million) for the year ended December 31, 1998, or 22.9% of net sales. This increase was primarily due to a non-recurring cost associated with the introduction of an efficiency plan, including management consulting and professional services as well as overhead costs of approximately Lire 0.8 billion ($389,000) relating to Petrini Foods International Inc. which were not incurred during 1998.

     Income from Operations. Income from operations for the year ended December 31, 1999 increased by 13.9% to Lire 9.7 billion ($4.7 million) from Lire 8.5 billion ($4.1 million) for the year ended December 31, 1998. This increase was primarily due to an increase in gross profit as a result of improved production efficiencies, partially offset by an increase in operating expenses.

     Interest Expense. Interest expense for the year ended December 31, 1999 decreased by 27.1% to Lire 2.9 billion ($1.4 million) from Lire 4.0 billion ($2.0 million) for the year ended December 31, 1998. The significant decrease in interest expense was primarily due to lower interest rates in Italy, improvements in our lending margins and a reduction in our average outstanding indebtedness.

     Income Before Taxes. Income before taxes for the year ended December 31, 1999 increased by 52.1% to Lire 6.7 billion ($3.3 million) from Lire 4.4 billion ($2.1 million) for the year ended December 31, 1998. This increase was primarily due to an increase in income from operations and a significant reduction in net interest expense caused primarly by a reduction in Italian interest rates during 1999 and a reduction in our outstanding indebtedness.

     Net Income. Net income for the year ended December 31, 1999 increased by 176.8% to Lire 2.3 billion ($1.1 million) from Lire 0.8 billion ($403,000) for the year ended December 31, 1998. Income taxes for the year ended December 31, 1999 increased to Lire 4.4 billion ($2.1 million) from Lire 3.6 billion ($1.7 million) for the year ended December 31, 1998. The increase in net income was primarily due to an increase in gross profit, and a decrease in interest expense during 1999, partially offset by an increase in operating expenses during 1999.

     EBITDA. EBITDA for the year ended December 31, 1999 increased by 11.4% to Lire 15.6 billion ($7.6 million) from Lire 14.0 billion ($6.8 million) for the year ended December 31, 1998. The increase was primarily due to increased gross margins as a result of increased production efficiencies and a reduction in raw material prices partially offset by an increase in operating expenses. EBITDA in the year ended December 31, 1999 was impacted by non recurring operating expenses of approximately Lire 1.6 billion ($778,000) and the losses incurred by Petrini Foods International. EBITDA should not be considered an alternative to income from operations, net income, cash flow or any other measure of performance as determined in accordance with generally accepted accounting principles, as an indicator of operating performance or as a measure of liquidity.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, our cash and cash equivalents increased to Lire 26.5 billion ($12.9 million) from Lire 16.0 billion ($7.8 million) at December 31, 1999. Working capital at December 31, 2000 was negative Lire 75.5 billion ($36.7 million) compared to negative working capital of Lire 3.4 billion ($1.7 million) at December 31, 1999.

     Net cash provided by operating activities was Lire 13.2 billion ($6.4 million) during Fiscal 2000 compared to Lire 26.5 billion ($12.9 million) during Fiscal 1999. This reduction was primarily due to the net loss arising in Fiscal 2000, offset by an increase in accounts payable.

     Net cash used in investing activities in Fiscal 2000 amounted to Lire 3.5 billion ($1.7 million), as compared to net cash provided by investing activities of Lire 3.6 billion ($1.8 million) in Fiscal 1999. The principle uses were the acquisition of Gazzola for a net amount of Lire 25.0 billion ($12.2 million), and purchases of plant and equipment for production purposes for an amount of Lire 11.0 billion ($5.3 million), partially offset by the proceeds on the sale of the Algo Vision securities.

     Net cash used in financing activities was Lire 1.4 billion ($665,000) during Fiscal 2000 compared to Lire 15.0 billion ($7.3 million) in Fiscal 1999. The decrease in net cash used in financing activities was primarily attributable to a Lire 30.0 billion syndicated credit facility signed with a banking consortium lead by Monte di Paschi di Siena, offset by the repayment of Lire
29.5 billion ($14.3 million) of promissory notes issued in connection with the Petrini acquisition in December 1999 and the repayment of Lire 6.9 billion ($3.3 million) of long-term debt.

     At December 31, 2000 our total indebtedness increased to Lire 152.9 billion ($74.4 million) compared to Lire 89.5 billion ($43.5 million) at December 31, 1999, primarily due to debt assumed at our acquired Gazzola operation and debt incurred to pay for the Gazzola acquisition.

     At December 31, 2000 we had short-term debt in the aggregate amount of Lire
108.2 billion ($52.6 million) comprised of borrowings under short-term credit facilities, indebtedness assumed in the acquisition of Petrini and Lire 30.0 billion ($14.6 million) of a syndicated credit facility drawn down in connection with the Gazzola acquisition which matures in October 2001. We maintain unsecured short-term credit facilities with over 20 Italian banks. These facilities are typically available for terms up to one year and accrue interest at rates that fluctuate relative to the official Italian rate of discount. At December 31, 2000, the aggregate amount outstanding under these short-term credit facilities was Lire 101.4 billion ($49.3 million), and Lire 71.1 billion ($34.6 million) was unused and available for borrowing. Borrowings under these facilities are used to support our Italian operations and are serviced by cash flow from operations. At December 31, 2000, all of the promissory notes issued in the acquisition of Petrini had been repaid except for a portion of a $6.3 million promissory note payable to Gruppo Spigadoro N.V., the principal stockholder of the Company. At December 31, 2000, Lire 10.5 billion ($5.1 million) remained outstanding under such note (including accrued interest). The Gruppo Spigadoro note was originally scheduled to mature on December 31, 2000, but the remaining amount outstanding under such note was converted into a demand promissory note.

     As noted above, the Lire 60 billion ($29.2 million) working capital facility secured in April 2000 will mature in October 2001. As of March 30, 2001, we have drawn down Lire 30.0 billion ($14.6 million) of this facility, and Lire 30.0 billion ($14.6 million) remains available. We will be required to refinance such facility prior to its maturity. While we anticipate that we will be able to refinance this facility on terms acceptable to us, we currently have no agreements or arrangements to do so, and our inability to secure such financing would have a material adverse effect on our operations and financial condition.

     At December 31, 2000 we had long-term debt (including current portion) in the aggregate amount of Lire 44.7 billion ($21.8 million). The debt matures over varying terms through 2011 and accrues interest either at fixed annual interest rates ranging from 1.9% to 11.35% or variable rates based upon various interest rate measures. Substantially all of the long-term debt is secured by liens on Petrini and Gazzola's property. A portion of the long-term debt is subsidized by government agencies.

     We continue to expand our factoring arrangements whereby we sell a portion of our accounts receivable without recourse. A portion of the proceeds of this arrangement have been used to pay short-term indebtedness while the remaining proceeds have been used for working capital. At December 31, 2000 the aggregate amount of factoring outstanding was Lire 47.5 billion ($23.0 million). We believe our factoring program improves our cash and short-term debt positions, and the failure to maintain any such factoring arrangements could adversely impact our liquidity. See "Note 4 of the Notes to the Consolidated Financial Statements of Spigadoro."

     In a series of transactions commencing in February 2000, we sold all of our 750,000 shares of Algo Vision plc for approximately $16.8 million of gross proceeds.

     We believe that our funds, including cash expected to be generated from operations, together with amounts available under our credit facilities and factoring arrangements, should be sufficient to finance our working capital requirements and our capital and debt service requirements for the 12 month period following December 31, 2000, depending upon acquisitions. We may require additional funds for acquisitions and the integration and management of acquired businesses, and we anticipate undertaking an appropriate refinancing of the Lire
30.0 billion syndicated debt facility on or before the maturity of this facility in October 2001. In addition, we believe that our current allocation between long-term debt and short-term debt is not optimized, and we intend to refinance a portion of our indebtedness in an effort to allocate a greater portion of out total debt to long-term debt. We have no present commitments or arrangements to obtain any additional funds and we cannot predict whether additional funds will be available on terms favorable to us or at all. If we cannot obtain funds when required, the growth of our business may be adversely affected.

FINANCIAL ACCOUNTING ANNOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No 133 and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities- an amendment of FASB Statement No.
133. This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the balance sheet and measurement of these instruments at fair value. The statement, as amended, is effective for fiscal years beginning after June 15, 2000. The Company adopted this standard, as amended, on January 1, 2001. Management believes the adoption of this statement did not have a material impact on the financial position, results of operations, or cash flows of the Company.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, ("SAB" 101") "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company has reviewed these criteria and believes its policies for revenue recognition to be in accordance with SAB 101.

     The Company adopted the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force consensus 00-10 "Accounting for Shipping and Handling Fees and Costs" during 2000. The consensus called for recording shipping and handling fees and costs as separate components of revenues and expenses. As the Company had previously recorded these amounts as such, the adoption of this consensus had no impact on the Company's results of operations.

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

                                     PART IV

ITEM 10. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a) 1.   Financial Statements

An index to Consolidated Financial Statements appears on page F-1.

    2.   Schedules

All financial statement schedules are omitted because they are not applicable, not required under the instructions or all the information required is set forth in the financial statements or notes thereto.

(b) Reports on Form 8-K

None.

(c) Exhibits

Exhibit
Number             Description
------             -----------

2.1          --    Stock Purchase Agreement, dated as of November 3, 1999, by and between the Registrant and Gruppo Spigador, N.V.(14)
3.1(a)       --    Amended and Restated Certificate of Incorporation (10)
3.1(b)       --    Certificate of Amendment of Amended and Restated Certificate
                   of Incorporation of the Registrant (17)
3.2          --    Amended and Restated By-laws of the Registrant (11)
4.1          --    Form of Warrant Agreement (1)
4.2          --    Form of Underwriter's Warrant (1)
4.3          --    Warrant issued to Stockholders (one in a series of warrants with identical terms) (11)
4.4          --    Warrant issued to Stockholders (one in a series of warrants with identical terms) (1)
4.5          --    Escrow Agreement, dated March 26, 1997, among the Registrant,
                   American Stock transfer & Trust Company and certain
                   stockholders of the Registrant (1)
10.1         --    Spinoff Agreement, dated as of March 5, 1998, by and among
                   HIBEG, IAT GmbH, and Communications Systems (5)
10.2         --    Agreement concerning the Assignment and Transfer of Corporate
                   Shares, dated as of March 5, 1998, by and among HIBEG, IAT
                   GmbH, and Communications Systems (5)
10.3         --    Loan Transfer Agreement, dated as of March 5, 1998, by and among HIBEG, IAT GmbH, and Communications Systems (5)
10.4         --    Option Agreement, dated as of March 5, 1998, by and among Dr.
                   Viktor Vogt and HIBEG (5)
10.5         --    Spinoff Agreement, dated as of March 11, 1998, by and among the Registrant, Dr. Viktor Vogt, and Swiss Newco (5)
10.6         --    Transfer Agreement, dated as of March 11, 1998, by and among the Registrant, IAT AG, Dr. Viktor Vogt, and IAT
                   Communications AG (5)
10.7         --    Agreement on the Acquisition of Assets, dated as of March 18,
                   1998, between IAT AG and Swiss Newco (5)
10.8         --    Restructuring Agreement, dated as of March 5, 1998, by and among IAT GmbH. IAT AG, Dr. Vogt and HIBEG (5)
10.9         --    Amendment to the Transfer Agreement, dated as of March 24,
                   1998, by and among the Registrant, IAT AG, Dr. Viktor Vogt and IAT Communication AG (6)
10.10        --    Promissory Note, dated March 24, 1998, by IAT Communication
                   AG to the Registrant (6)
10.11        --    Promissory Note, dated March 24, 1998, by IAT Communication
                   AG to Dr. Viktor Vogt (6)

10.12        --    Promissory Note, dated March 24, 1998, by IAT Communication
                   AG to IAT AG (6)
10.13        --    Loan Agreement for current Account Credit Lines between IAT
                   Deutschland GmbH and Volksbank Sottrum AG (1)
10.14        --    Agreement, dated September 1, 1992, by and between Grissemann
                   Consulting SA and IAT AG (1)
10.15        --    Addendum to the Agreement of September 1, 1992, dated
                   December 14, 1994, by and between Grissemann consulting SA and IAT AG (1)
10.16        --    Employment Contract, dated as of July 1, 1993, by and between
                   IAT, IAG and Mr. Franz Muller (1)
10.17        --    Amendment No. 1 to Stock Purchase Agreement, dated as of
                   October 4, 1996, by and among IAT Multimedia, Inc. (formerly known as IAT Holdings, Inc.), IAT AG, IAT Deutschland GmbH
                   Vertical Financial Holdings, and the stockholders of IAT AG
                   (1)
10.18        --    Amendment No. 1 to Marketing Agreement, dated as of October
                   24, 1996, by and between IAT Multimedia, Inc. (formerly known as IAT Holdings, Inc.) and General Capital (1)
10.19        --    Registration Rights Agreement, dated February 27, 1997,
                   between the Registrant, Vertical Financial Holdings and
                   Viktor Vogt (1)
10.20        --    Registration Rights Agreement, dated February 27, 1997,
                   between the Registrant, Vertical Financial Holdings, and
                   Klauss-Dirk Sippel (1)
10.21        --    Registration Rights Agreement, dated February 27, 1997,
                   between the Registrant, Vertical Financial Holdings, and
                   Walter Glas GmbH (1)
10.22        --    Purchase Agreement, dated November 13, 1997, by and between the Registrant and Dr. Alfred Simmet (3)
10.23        --    Irrevocable Letter of Credit and Indemnity, dated November 7,
                   1997, by and between the Registrant and Citibank, N.A. (3)
10.24        --    Credit Agreement, dated as of February 5, 1996, by and
                   between IAT AG and Swiss Bank Corporation (4)
10.25        --    Agreement by and between Swiss Bank Corporation and the
                   Registrant (4)
10.26        --    Agreement, dated as of December 22, 1997, by and among
                   Richard Suter, Klaus-Dirk Sippel and Cornelius Holthuizen,
                   IAT AG and the Registrant (4)
10.27        --    Amended and Restated Agreement, dated as of December 22,
                   1997, by and among Richard Suter, Klaus-Dirk Sippel and
                   Cornelius Holthuizen, IAT AG and the Registrant (4)
10.28        --    Securities Purchase Agreement, dated as of June 19, 1998, by and among the Registrant, JNC Opportunity Fund Ltd. and JNC
                   Strategic Fund, Ltd. (8)
10.29        --    Registration Rights Agreement, dated as of June 19, 1998, by and among the Registrant, JNC Opportunity Fund Ltd. and JNC
                   Strategic Fund, Ltd. (8)
10.30        --    5% Convertible Debenture due 2008, dated as of June 19, 1998, issued by the Registrant (8)

10.31        --    Form of Warrant, attached as exhibit to Securities Purchase
                   Agreement(8)
10.32        --    Agreement, dated October 27, 1998, between the Registrant and
                   Axel Hundt, the sole shareholder of Columbus Handles-und
                   Vertrieb GmbH & Co. KG and Columbus Handels-und Vertrieb GmbH
                   (9)
10.33        --    Exchange Agreement, dated as of December 31, 1998, by and
                   among the Registrant, JNC Opportunity Fund Ltd. and JNC
                   Strategic Fund Ltd. (10)
10.34        --    Executive Employment Agreement, dated as of September 1,
                   1998, between IAT AG and Jacob Agam (11)
10.35        --    Employment Agreement, dated as of February 18, 1999, between
                   IAT AG and Nicolaas Hildebrand (11)
10.36        --    Sublease Agreement, dated as of January 29, 1999, between the
                   Registrant and Petrini, N.V. for offices located at 70 East
                   55th Street, New York, New York 10022 (11)
10.37        --    Purchase Agreement, dated February 12, 1999, between the
                   Registrant and Dr. Alfred Simmet (11)
10.38        --    Amendment, dated July 1, 1998, to Agreement, dated September
                   1, 1992, between Grissemann Consulting SA and IAT AG
                   (incorporated by reference to the Registrant's Annual Report on Form 10-K/A as filed on April 30, 1999)
10.39        --    Agreement for the Acquisition of Intellectual Property
                   Rights, dated July 22, 1999, among the Registrant, IAT AG,
                   Alco Vision Schweiz AG and Algo Vision pic (12)
10.40        --    Intellectual Property Assignment, dated July 22, 1999, among the Registrant, IAT AG and Algo Vision pic (12)
10.41        --    Intellectual Property Assignment, dated August 10, 1999,
                   among the Registrant, IAT AG and Algo Vision pic (13)
10.42        --    Share Exchange and Subscription Agreement, dated July 22,
                   1999, between Algo Vision pic and IAT AG (12)
10.43        --    Second Subscription Agreement, dated July 22, 1999, between
                   Algo Vision pic and IAT AG (12)
10.44        --    Lock-in Agreement, dated July 22, 1999, among Algo Vision
                   pic, Beeson Gregory Limited and IAT AG (12)
10.45        --    1999 Stock Option Plan
10.46        --    Employment Agreement, dated November 30, 1999, between
                   Petrini S.p.A. and Lucio De Lucio (15)
10.47        --    Factoring Agreement, dated June 28, 1999, between Petrini
                   S.p.A. and Comit Factoring S.p.A. (15)
10.48        --    Waiver Agreement and First amendment to IAT Multimedia, Inc.
                   Series A 5% Convertible Debenture, dated November 23, 1999, by and between the Registrant and JNC Opportunity Fund Ltd.
                   (16)
10.49        --    Employment Agreement dated January 1, 2000 by and between the
                   Company and Lucio De Luca. (17)
10.50        --    Amended and Restated Employment Agreement dated January 1,
                   2000
                   by and between the Company and Jacob Agam. (17)

10.51        --    Promissory Note issued to Gruppo Spigadoro, N.V. in the
                   principal amount of $6,337,000. (17)
10.52        --    Promissory Note issued to Carlo Petrini in the principal
                   amount of $1,000,000. (17)
10.53        --    Promissory Note issued to Carlo Petrini in the principal
                   amount of ITL 12,050,000,000. (17)
10.54        --    Promissory Note issued to Carlo Petrini in the principal
                   amount of $6,150,000. (17)
10.55        --    Stock Purchase Agreement dated as of January 19, 2000 by and between the Company and the other parties named therein. (18)
10.56        --    Shares Purchase Agreement dated as of April 14, 2000 by and between Petrini S.p.A. and the other parties named therein.
                   (19)
21.1         --    List of Subsidiaries of Registrant
23.1               Consent of Deloitte & Touche LLP
23.2               Consent of Reconta Ernst & Young S.p.A.

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

(15) Incorporated by reference to the Registrant's Registration Statement on Form S-4 filed on December 9, 1999

(16) Incorporated by reference to the Registrant's Current Report on Form 8-K as filed on December 10, 1999

(17) Incorporated by reference to the Registrant's Current Report on Form 8-K as filed on January 12, 2000

(18) Incorporated by reference to the Registrant's Current Report on Form 8-K as filed on February 2, 2000.

(19) Incorporated by reference to the Registrant's Current Report on Form 8-K as filed on May 10, 2000.

                        SPIGADORO, INC. AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
                          INDEPENDENT AUDITORS' REPORTS

                                DECEMBER 31, 2000

                        SPIGADORO, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report                                            F-2

Independent Auditors' Report                                            F-3

Consolidated Financial Statements

   Consolidated Balance Sheets                                        F-4-5

   Consolidated Statements of  Operations                               F-6

   Consolidated Statements of  Stockholders' Equity                     F-7

   Consolidated Statements of Cash Flows                              F-8-9

   Consolidated Notes to Financial Statements                       F-10-32

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Spigadoro, Inc.

We have audited the accompanying consolidated balance sheets of Spigadoro, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended (all expressed in Lire). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Spigadoro, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Deloitte & Touche S.p.A.

Milan, Italy
April 16, 2001

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



                                             /s/ Reconta Ernst & Young S.p.A.

Perugia, Italy

October 14, 1999 except to Note 1, which date is March 20, 2000

                        SPIGADORO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999


                                                          2000                2000              1999
                                                     ----------------    ----------------  ----------------
                                                      (thousands of              (millions of Lire)
                                                      Dollars) (1)
                                       ASSETS

Current assets:
  Cash and cash equivalents                                 $ 12,877              26,476            15,999
  Accounts receivable trade, net of allowance
   for doubtful accounts of Lire 5,068 millions
   in 2000 and Lire 1,857 millions in 1999                    26,038              53,535            50,937
  Securities available for sale                                    -                   -             5,794
  Taxes receivable                                             8,535              17,547            13,895
  Inventories                                                 15,473              31,812            21,789
  Deferred income taxes                                          607               1,248             6,080
  Other current assets                                         1,997               4,106             2,397
                                                     ----------------    ----------------  ----------------

     Total current assets                                     65,527             134,724           116,891

Property, equipment and improvements, net                     71,140             146,265            71,209

Other assets:
  Intangible assets, at amortized cost                        18,837              38,728            18,580
  Other assets                                                 2,282               4,691             6,728
  Assets held for disposition                                    419                 861             3,837
                                                     ----------------    ----------------  ----------------

                                                           $ 158,205             325,269           217,245
                                                     ================    ================  ================



(1) Exchange rate: Lire 2,056 = U.S. $1 as of December 31, 2000, unaudited and presented for convenience purposes only.


          See accompanying notes to consolidated financial statements.

                        SPIGADORO, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999


                                                          2000                2000                1999
                                                        ---------          ---------          ---------
                                                       (thousands of            (millions of Lire)
                                                       Dollars) (1)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term borrowings                                 $  52,625            108,198             72,395
  Current portion of long-term debt                         3,786              7,783              3,589
  Accounts payable                                         38,416             78,983             32,429
  Income taxes payable                                       --                 --                  886
  Accrued payroll and social contributions                  3,866              7,948              5,949
  Other current liabilities                                 3,557              7,313              5,039
                                                        ---------          ---------          ---------
     Total current liabilities                            102,250            210,225            120,287

Long-term debt, less current portion                       17,971             36,948             13,479

Employees and agents termination
 indemnities                                                8,272             17,008             15,328

Deferred income taxes                                       2,367              4,866              4,963

Social contributions and income
 taxes payable                                              2,263              4,653              4,781
                                                        ---------          ---------          ---------

Total liabilities                                         133,123            273,700            158,838
                                                        ---------          ---------          ---------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 (Lire 20.56) par value,
   authorized 100,000,000, none issued                       --                 --                 --
Common stock, $.01 (Lire 20.56) par value,
   authorized 100,000,000, issued
   63,261,037 in 2000 and 60,942,099 in 1999                  593              1,219              1,174
  Capital in excess of par value                           29,531             60,715             56,781
  Retained earnings (accumulated deficit)                  (3,972)            (8,166)               754
  Accumulated other comprehensive income (loss)              (762)            (1,566)                95
  Less treasury stock (102,000 shares in 2000
   and 50,000 shares in 1999)                                (308)              (633)              (397)
                                                        ---------          ---------          ---------

     Total stockholders' equity                            25,082             51,569             58,407
                                                        ---------          ---------          ---------

                                                        $ 158,205            325,269            217,245
                                                        =========          =========          =========


(1) Exchange rate: Lire 2,056 = U.S. $1 as of December 31, 2000, unaudited and presented for convenience purposes only.

          See accompanying notes to consolidated financial statements.

                        SPIGADORO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 2000, 1999 and 1998


                                                             2000               2000             1999            1998
                                                         --------------     --------------  ---------------  --------------
                                                         (thousands of                      (millions of Lire,
                                                       Dollars, except per                   except per share
                                                       share amounts) (1)                         amounts)


Net sales                                                     $155,377            319,455          261,565         266,307

Cost of sales                                                  124,742            256,470          189,124         196,902
                                                         --------------     --------------  ---------------  --------------

Gross profit                                                    30,635             62,985           72,441          69,405
                                                         --------------     --------------  ---------------  --------------

Operating expenses:
  Selling expenses                                              28,988             59,599           48,931          46,194
  General and administrative expenses                           12,117             24,913           13,840          14,719
                                                         --------------     --------------  ---------------  --------------
                                                                41,105             84,512           62,771          60,913
                                                         --------------     --------------  ---------------  --------------

(Loss) income from operations                                  (10,470)           (21,527)           9,670           8,492
                                                         --------------     --------------  ---------------  --------------

Other income (expenses):
  Interest expense                                              (4,462)            (9,174)          (2,906)         (3,984)
  Interest income                                                  701              1,442                -               -
  Other, net                                                    14,597             30,011              (49)            (92)
                                                         --------------     --------------  ---------------  --------------
                                                                10,836             22,279           (2,955)         (4,076)
                                                         --------------     --------------  ---------------  --------------

Income from continuing operations
 before income taxes                                               366                752            6,715           4,416

Income taxes                                                    (2,754)            (5,661)          (4,420)         (3,587)
                                                         --------------     --------------  ---------------  --------------

(Loss) income from continuing operations                        (2,388)            (4,909)           2,295             829

Loss from discontinued operations                               (1,951)            (4,011)               -               -
                                                         --------------     --------------  ---------------  --------------

Net (loss) income                                             $ (4,339)            (8,920)           2,295             829
                                                         ==============     ==============  ===============  ==============

Basic and diluted (loss) earnings per share of
 common stock:
  From continuing operations                                   $ (0.04)               (84)              40              14
  From discontinued operations                                   (0.03)               (68)               -               -
                                                         --------------     --------------  ---------------  --------------

Net loss                                                       $ (0.07)              (152)              40              14
                                                         ==============     ==============  ===============  ==============

Weighted average number of common
 shares outstanding (in thousands):
  Basic and diluted                                             58,656             58,656           58,095          57,694
                                                         ==============     ==============  ===============  ==============





(1) Exchange rate: Lire 2,056 = U.S. $1 as of December 31, 2000, unaudited and presented for convenience purposes only.


          See accompanying notes to consolidated financial statements.

                        SPIGADORO, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 2000, 1999 and 1998
              (in millions of Lire, except as otherwise indicated)



                                              Common Stock                                              Accumulated
                                        ------------------------      Capital                              Other
                                          Shares                     In Excess      Comprehensive      Comprehensive
                                        (Millions)     Amount      Of Par Value     Income (loss)      Income (loss)
                                        -----------  ------------  --------------  ----------------   ----------------
Balance, January 1, 1998                       9.8           188          23,982                 -                  -

Issuance of common stock                       0.2             5              (5)                -                  -
Net income                                       -             -               -               829                  -
Total comprehensive income                       -             -               -               829                  -
                                        -----------  ------------  --------------  ----------------   ----------------

Balance, December 31, 1998                    10.0           193          23,977                 -                  -

Issuance of common stock                       2.5            49             (49)                -                  -
Reverse merger                                48.4           932          32,853                 -                  -
Translation adjustments                          -             -               -                95                 95
Net income                                       -             -               -             2,295                  -
                                                                                   ----------------
Total comprehensive income                       -             -               -             2,390                  -
                                        -----------  ------------  --------------  ----------------   ----------------

Balance, December 31, 1999                    60.9         1,174          56,781                 -                 95

Cancelation of ecrow shares                   (0.5)          (11)             11                 -                  -
Issuance of common stock                       2.3            45             343                 -                  -
Sale of common stock                           0.6            11           3,580                 -                  -
Acquisition of treasury shares                   -             -               -                 -                  -
Translation adjustments                          -             -               -            (1,661)            (1,661)
Net loss                                         -             -               -            (8,920)                 -
                                                                                   ----------------
Total comprehensive loss                         -             -               -           (10,581)                 -
                                        -----------  ------------  --------------  ----------------   ----------------

Balance, December 31, 2000                    63.3         1,219          60,715                 -             (1,566)
                                        ===========  ============  ==============  ================   ================

Balance, December 31, 2000
(in thousands of Dollars) (1)                 63.3         $ 593        $ 29,531               $ -             $ (762)
                                        ===========  ============  ==============  ================   ================



                                          Retained
                                          Earnings                         Total
                                        (Accumulated      Treasury      Stockholders'
                                           Deficit)         Stock          Equity
                                        -------------   ------------  ----------------
Balance, January 1, 1998                      24,015           (397)           47,788

Issuance of common stock                           -              -                 -
Net income                                       829              -               829
Total comprehensive income                         -              -                 -
                                        -------------   ------------  ----------------

Balance, December 31, 1998                    24,844           (397)           48,617

Issuance of common stock                           -              -                 -
Reverse merger                               (26,385)             -             7,400
Translation adjustments                            -              -                95
Net income                                     2,295              -             2,295

Total comprehensive income                         -              -                 -
                                        -------------   ------------  ----------------

Balance, December 31, 1999                       754           (397)           58,407

Cancelation of ecrow shares                        -              -                 -
Issuance of common stock                           -              -               388
Sale of common stock                               -              -             3,591
Acquisition of treasury shares                     -           (236)             (236)
Translation adjustments                            -              -            (1,661)
Net loss                                      (8,920)             -            (8,920)

Total comprehensive loss                           -              -                 -
                                        -------------   ------------  ----------------

Balance, December 31, 2000                    (8,166)          (633)           51,569
                                        =============   ============  ================

Balance, December 31, 2000
(in thousands of Dollars) (1)               $ (3,972)        $ (308)         $ 25,082
                                        =============   ============  ================



(1) Exchange rate: Lire 2,056 = U.S. $1 as of December 31, 2000, unaudited and presented for convenience purposes only.


          See accompanying notes to consolidated financial statements.

                        SPIGADORO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2000, 1999 and 1998


                                                               2000               2000              1999          1998
                                                          ---------------    ---------------   -------------   ----------
                                                           (thousands of                     (millions of Lire)
                                                            Dollars) (1)
Cash flows from operating activities
  Net (loss) income                                          $ (4,339)           (8,920)            2,295            829
  Adjustments to reconcile net (loss) income to net
   cash provided by operating activities:
    Loss from discontinued operations                           1,951             4,011              --             --
    Gain on sale of securities                                (13,914)          (28,607)             --             --
    Depreciation                                                5,275            10,845             4,511          4,342
    Amortization                                                1,685             3,464             1,481          1,276
    Provision for employees and agents
     termination indemnities                                    1,217             2,503             2,089          2,167
    Provision for doubtful accounts                             1,456             2,993             1,658          1,391
    Deferred income taxes                                       2,163             4,448              (427)             7
    Other non-cash items, net                                     214               440               272            230
    Payment of employees and agents
      termination indemnities                                  (2,024)           (4,162)           (3,496)        (2,397)
    Stock issued for services                                     189               388              --             --
    Changes in operating assets and liabilities:
      Accounts receivable trade                                 3,537             7,272            20,840         (1,958)
      Inventories                                               2,019             4,152             3,361          1,655
      Accounts payable and other current liabilities            6,096            12,535            (4,808)         2,084
      Accrued payroll and social contributions                    (96)             (197)              (25)         1,329
      Other, net                                                  997             2,050            (1,293)          (236)
                                                             --------          --------          --------       --------

Net cash provided by operating activites                        6,425            13,215            26,458         10,719

Cash flows from investing activities
  Acquisition of business, net of cash acquired               (12,151)          (24,982)             --             --
  Net proceeds from sale of securities                         16,256            33,423              --             --
  Purchases of property, equipment
    and improvements                                           (5,338)          (10,976)           (2,610)        (3,067)
  Proceeds from disposal of property, equipment
    and improvements                                              204               419               838            255
  Additions to intangible assets                                 (663)           (1,364)           (2,567)          (644)
  Cash of business acquired                                      --                --               7,976           --
                                                             --------          --------          --------       --------

Net cash (used in) provided by investing activities            (1,691)           (3,480)            3,637         (3,456)
                                                             --------          --------          --------       --------


(1) Exchange rate: Lire 2,056 = U.S. $1 as of December 31, 2000, unaudited and presented for convenience purposes only.


          See accompanying notes to consolidated financial statements.

                        SPIGADORO, INC. AND SUBSIDIARIES

                  Years Ended December 31, 2000, 1999 and 1998

                                                                  2000             2000            1999             1998
                                                             ---------------   -----------------------------    -------------
                                                             (thousands of          (millions of Lire)
                                                              Dollars) (1)
Cash flows from financing activities
  Proceeds from issuance of common stock                              1,747           3,591               -                -
  Purchase of treasury stock                                           (115)           (236)              -                -
  Repayment of notes payable                                        (14,334)        (29,471)              -                -
  Loan to employee                                                     (102)           (210)              -                -
  Proceeds from long-term debt                                          572           1,176           9,972            1,210
  Payments of long-term debt                                         (3,337)         (6,861)         (8,612)          (8,107)
  Net change in short-term borrowings                                14,905          30,646         (16,325)            (785)
                                                             ---------------   -------------   -------------    -------------

Net cash used in financing activities                                  (665)         (1,365)        (14,965)          (7,682)
                                                             ---------------   -------------   -------------    -------------

Effect of exchange rate on cash                                       1,025           2,107               -                -
                                                             ---------------   -------------   -------------    -------------

Net increase (decrease) in cash and
 cash equivalents                                                     5,095          10,477          15,130             (419)

Cash and cash equivalents, beginning of year                          7,782          15,999             869            1,288
                                                             ---------------   -------------   -------------    -------------

Cash and cash equivalents, end of year                          $    12,877          26,476          15,999              869
                                                             ===============   =============   =============    =============


Supplemental disclosure of cash flow information,
 cash paid during the year for:
    Interest                                                    $     3,327           6,842           3,400            4,580
                                                             ===============   =============   =============    =============

    Income taxes                                                $     2,070           4,256           4,847            4,393
                                                             ===============   =============   =============    =============

Non-cash disclosure of investing and financing
 activity for the year ended December 31, 1999
 represents push-down adjustments of:
   Property, plant and equipment                                $         -               -          23,928                -
                                                             ===============   =============   =============    =============

   Intangible assets                                            $         -               -           9,081                -
                                                             ===============   =============   =============    =============



(1) Exchange rate: Lire 2,056 = U.S. $1 as of December 31, 2000, unaudited and presented for convenience purposes only.

Cash disbursements for additions to fixed assets in 1998 were Lire 496 lower than the additions of the period, due to the time delay between the recording of the addition and the related payment.


          See accompanying notes to consolidated financial statements.

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands of Dollars; in millions of Lire)

NOTE 1 -   ORGANIZATION AND BASIS OF PRESENTATION:

           Spigadoro, Inc. (Spigadoro) (formerly IAT Multimedia, Inc.) was incorporated under the laws of Delaware in September 1996. Spigadoro, prior to December 1999, marketed principally in Germany, high performance personal computers, computer hardware, components and peripherals through retail stores, telephone and mail order sales. At a special meeting of stockholders in December 1999, the stockholders approved the acquisition of Petrini S.p.A. and Subsidiary (Petrini) from Gruppo Spigadoro N.V. (N.V.), the sole shareholder of Petrini in exchange for the issuance of 48,366,530 shares of the Company's common stock representing approximately 79% of outstanding common stock and the assumption of certain obligations of N.V. In connection with the Petrini acquisition, the assets and liabilities have been recorded pursuant to the pushdown method of accounting. This method reflects the allocations of consideration paid for the stock of Petrini to the fair values of the respective assets acquired and liabilities assumed on the same basis as that of N.V. At this special meeting the shareholders also approved, among other things, the name change of the corporation from IAT Multimedia, Inc. to Spigadoro, Inc., and authorized the Board to adopt the 1999 Stock Option Plan. In addition to purchase accounting adjustments required for Spigadoro, Petrini was also required to reflect purchase accounting adjustments resulting from N.V.'s acquisition of 100% of the Petrini stock prior to the acquisition by Spigadoro. The cost of the acquisition by N.V. has been allocated to the assets of Petrini based on their fair market values with any excess allocated to goodwill. The goodwill is being amortized over a twenty-year period (see Note 3 for further discussions of acquisition).

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

           In May 2000, under a Stock Purchase Agreement, the Company acquired all of the outstanding shares of common stocks of Pastifico Gazzola S.p.A. which was a subsidiary of Starfood Italia S.r.l. (a company owned by the Gazzola family in Italy). Gazzola produces and sells pasta and cous-cous principally for the private label market, but also under its own trademarks. It sells its products in Italy and abroad. Foreign sales accounted for approximately 86% of total revenues as of December 31, 2000. The production facilities are located in Mondovi, Piemonte, Italy. The cost of acquisition, accounted for as a purchase, has been allocated to the assets of Gazzola based on their fair values; the excess has been allocated to goodwill. The goodwill is being amortized over a twenty-year period (see note 3 for further discussions of acquisition).

           The financial statements of Spigadoro, Inc. and Subsidiaries have been prepared in Italian Lire, the Company's functional currency, since principally all of the continuing operations are headquartered in Italy. Subsidiaries located in the United States, Switzerland and Germany have been converted to Lire from US dollars, Swiss Francs and Deutsche Marks using the exchange rate at the end of the period for balance sheet items and the average exchange rates for the period for statement of operations items. The translation differences are recorded as accumulated other comprehensive income in the consolidated statements of shareholders' equity.

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands of Dollars; in millions of Lire)


NOTE 1 -   ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED):

           The consolidated financial statements of the Company, including U.S. dollar information in the notes to consolidated financial statements, have been translated into U.S. Dollars for the convenience of the readers and have been made at the rate of Italian Lire 2,056 to U.S. $1, approximating the Noon Buying rate of the Federal Reserve Bank of New York at December 31, 2000. All monetary amounts are in million of Lire and thousands of U.S. Dollars excluding per share information. Such translation should not be construed as a representation that the Lire amounts could be converted into U.S. Dollars at that, or any other rate.

           The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended December 31, 2000 the Company incurred net losses of ($4,339) (Lire 8,920) and, as of December 31, 2000, the Company's current liabilities exceeded its current assets by $36,723 (Lire 75,501). The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. However, in order to address the disappointing results of the year 2000, management has started implementing a restructuring plan devised to continue reducing fixed costs, while improving gross margins and cash flows in order to sustain operations. Based on actions undertaken in year 2000 and currently this year, management believes the Company should be able to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain profitable operations.

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

           PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Spigadoro, Inc., its wholly-owned subsidiaries Petrini S.p.A. (Petrini), Petrini Foods International Inc., Pastifico Gazzola S.p.A. (Gazzola), IAT AG, Switzerland (IAT
           AG), IAT Deutschland GmbH Interactive Medien Systeme Bremen (IAT
           GmbH), and 100% of both the General Partner, the limited partnership interest in Columbus-Computer-Handels und Vertriebs GmbH & Co. KG (Columbus) (collectively the Company). All intercompany accounts and transactions have been eliminated.

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

           USE OF ESTIMATES - The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

              Buildings and improvements          10-55 Years *      10-35 Years
              Machinery, equipment and other       4-22 Years *       4-20 Years
              Software                              3-5 Years*        3-5 Years
              *  Prior to the acquisiton of Petrini by N.V.

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

           INTANGIBLE ASSETS - Trademarks represent the amount of the purchase price allocated to the "Supermangimi Petrini" tradename as determined by independent appraisers. Amortization is provided on a straight-line basis over 17 years. Other intangible assets represent primarily patents and are amortized over their respective lives, not longer than five years. Amortization for the years ended December 31, 2000, 1999 and 1998 was approximately $1,685 (Lire 3,464), Lire 1,481 and Lire 1,276, respectively.

           The Company has capitalized software costs in accordance with the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement requires capitalization of certain costs incurred in the development of internal use software, including external direct material and service costs, employee payroll and payroll related costs. For the years ended December 31, 2000 and 1999, the Company capitalized $1,436 (Lire 2,953) and Lire 625, net of accumulated depreciation of $1,064 (Lire 2,188) and Lire 184, respectively.

           REVENUE RECOGNITION - Revenue from sale of products is recorded when ownership is transferred to the customers, which is when shipment is made. It is not the Company's policy to accept returns; in specific cases, returns are accepted, however, the Company has not experienced any significant amounts of such returns. Revenue is presented net of returns and net of quantity, cash and other discounts.

           RESEARCH AND DEVELOPMENT - Research and development costs relate to the development of both present and future products and are charged to expense as incurred. Research and development expenses recorded by the Company totaled approximately $306 (Lire 629), Lire 2,052 and Lire 1,434, for the fiscal years ended December 31, 2000, 1999 and 1998, respectively.

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

           RECENT FINANCIAL ACCOUNTING ANNOUNCEMENTS - In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No 133 and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities- an amendment of FASB Statement No. 133. This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the balance sheet and measurement of these instruments at fair value. The statement, as amended, is effective for fiscal years beginning after June 15, 2000. The Company adopted this standard, as amended, on January 1, 2001. The adoption of this statement did not have a material impact on the financial position, results of operations, or cash flows of the Company.

           In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, ("SAB" 101") "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company has reviewed these criteria and believes its policies for revenue recognition to be in accordance with SAB 101.

           The Company adopted the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force consensus 00-10 "Accounting for Shipping and Handling Fees and Costs" during 2000. The consensus called for recording shipping and handling fees and costs as separate components of revenues and expenses. As the Company had previously recorded these amounts as such, the adoption of this consensus had no impact on the Company's results of operations.

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

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands of Dollars; in millions of Lire)


NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

           INCOME (LOSS) PER COMMON SHARE - The Company complies with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share is computed by dividing income of the entity by the weighted average number of common shares outstanding for the period. Basic earnings per share excludes shares held in treasury and shares held in escrow pending release upon the occurrence of specified economic events. Shares held in treasury were 102,000 at December 31, 2000 and 50,000 at December 31, 1999 and 1998. Shares held in escrow were 2,125,000 at December 31, 2000 and 498,285 at December 31, 1999 and
           1998. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted income per common share is the same as basic income per common share for the years ended December 31, 2000, 1999 and 1998. At December 31, 2000, the Company has unexercised stock options to purchase 1,230,000, shares, and has unexercised common stock purchase warrants to purchase 2,771,726 shares.

           RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the current period presentation.

NOTE 3 - ACQUISITIONS:

           In May 2000, Petrini acquired all of the issued and outstanding shares of Pastificio Gazzola S.p.A. (Gazzola). The aggregate purchase price including acquisition expenses was $13,311 (Lire 27,367). In addition, the Company issued 583,334 shares of its common stock to the parent company of Gazzola and received cash proceeds of $1,747 (Lire 3,591). The agreement provided for additional payments to the sellers of up to $4,864 (Lire 10,000) subject to certain conditions. The Company has also guaranteed the obligations of Petrini with respect to the additional contingent payments and issued 2,125,000 shares of its common stock which is being held in escrow, to satisfy such obligations if required.

           The acquisition was accounted for as a purchase and the purchase price was allocated on the basis of the relative fair value of the assets acquired and the liabilities assumed as follows:



                                                        Dollars       Lire
                                                        --------    --------
            Purchase price                              $ 13,311      27,367
            Gazzola net equity, April 30, 2000               149         307
                                                        --------    --------

            TOTAL EXCESS COST                           $ 13,162      27,060
                                                        ========    ========


            THE EXCESS COST WAS ALLOCATED AS FOLLOWS:
               Property, plant and equipment            $  5,326      10,950
               Allowance for doubtful accounts            (1,145)     (2,354)
               Inventories                                  (151)       (310)
               Deferred tax liabilities                     (383)       (788)
               Goodwill                                    9,515      19,562
                                                        --------    --------

                                                        $ 13,162      27,060
                                                        ========    ========

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands of Dollars; in millions of Lire)


NOTE 3 -   ACQUISITIONS (CONTINUED):

           The original allocation of the purchase price between goodwill and the net assets of the Company was adjusted due to the write-off of certain accounts receivable and the recording of additional reserves, based on further analysis performed by the Company.

           The following unaudited pro forma condensed statements of operations for the years ended December 31, 2000 and 1999 give effect to the acquisition of Gazzola as if it occurred on January 1 of each year.

                                      Year Ended December 31,
                                   2000                     1999
                            --------------------    --------------------
                            (Dollars)    (Lire)     (Dollars)     (Lire)

Net sales                   $ 167,066    343,488    $ 171,321    352,236
                            =========   ========    =========   ========

Loss from continuing
 operations                 $  (5,082)   (10,448)   $  (1,630)    (3,351)
                            =========   ========    =========   ========

Net loss                    $  (7,033)   (14,459)   $  (1,630)    (3,351)
                            =========   ========    =========   ========

Loss per share, basic
 and diluted                $   (0.12)      (247)   $   (0.03)       (57)
                            =========   ========    =========   ========

Weighted average number
 of shares (in thousands)      58,656     58,656       58,678     58,678
                            =========   ========    =========   ========

           During September 1998, N.V. had acquired 67% of the outstanding common stock of Petrini from Carlo Petrini and received an option to acquire the remaining 33% interest from the bankruptcy receiver of the minority shareholder of Petrini. N.V. exercised its option to acquire the 33% interest in November 1999. The acquisition was accounted for as a purchase and the aggregate purchase price of Petrini by N.V. was allocated on the basis of the relative fair values of the assets acquired and the liabilities assumed while the balance of $4,886 (Lire 10,046) was recorded as goodwill and is being amortized over 20 years on a straight-line basis. All purchase acquisition adjustments have been recorded in the consolidated financial statements of Petrini. In connection with N.V.'s acquisition of Petrini, management discontinued certain business operations of Petrini relating to pig and chicken breeding and implemented a plan to terminate certain employees. The restructuring costs related to these activities of approximately $1,058 (Lire 2,175) have been recorded as obligations resulting from the acquisition. At December 31, 2000 and 1999, approximately $0 (Lire 0) and $316 (Lire 650) is included in accrued liabilities related to unpaid restructuring charges, respectively.

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands of Dollars; in millions of Lire)


NOTE 3 -   ACQUISITIONS (CONTINUED):

           In December 1999, Spigadoro acquired 100% of the common stock of Petrini from N.V. in exchange for the issuance of 48,366,530 shares of Spigadoro's common stock, the assumption of approximately $12,413 (Lire 25,521) of promissory notes from N.V., and the issuance of a promissory note to N.V. in the amount of $5,905 (Lire 12,140). This acquisition was recorded as a reverse acquisition with Petrini being considered the acquiring Company for financial reporting purposes. Therefore, the assets and liabilities of Spigadoro were recorded at their fair market value in December 1999 as follows:

                                                  December 31, 1999
                                          (Dollars)                (Lire)
                                       ---------------        ----------------

                Current assets              $ 9,327                 19,177
                Total assets                 11,240                 23,110
                Current liabilities           1,057                  2,173
                Total liabilities               552                  1,134
                Stockholders' equity         10,689                 21,976

           As Spigadoro had no continuing operations at the date of the acquisition, no goodwill was recorded. The excess was recorded to capital in excess of par value.

           The consolidated financial statements of the Company include the balance sheet of Spigadoro as of December 31, 1999. The results of its operations for the period December 29, 1999 (date of acquisition) through December 31, 1999 are insignificant and not included in the consolidated financial statements. Simultaneously with the acquisition on December 29, 1999, Spigadoro discontinued all its previous operations consisting of manufacturing and distributing computers and peripherals principally in Germany through its subsidiaries located in Germany. The net assets held for disposition are recorded at their estimated net realizable value at December 31, 2000. The Company has written down the net assets based upon estimated fair value for Columbus and expected sales proceeds for FSE Computer-Handel GmbH & Co. KG to be received over a period of six years.

           The following pro forma condensed statements of operations for 1999 and 1998 give effect to the acquisition and the decision to discontinue Spigadoro's previous operations as if they occurred on January 1 of each year:

                                                   1999       1999       1998
                                                  -------    -------    -------
                                                (Dollars)         (Lire)

         Net sales                               $127,220    261,565    266,307

         Net income (loss)                          4,431      9,110     (1,613)

         Basic and diluted income (loss)
          per share                                  0.08        157        (28)

         Weighted average number of common
          shares outstanding (in thousands)        58,095     58,095     57,694

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands of Dollars; in millions of Lire)


NOTE 4 -   FACTORING OF RECEIVABLES:

           Starting from June 1999, the Company executed contracts with a factoring agency for the sale without recourse of trade receivables. Pursuant to the contract, the Company continues to collect, on behalf of the factor, and account for the collection of the receivables sold to the factoring agency. The amount of such collections are included in cash and cash equivalents and the liability to the factoring agency is reported as short-term borrowings for an amount of $9,294 (Lire 19,108). The interest rate on unremitted funds is EURIBOR plus .4 to .5%.

           At December 31, 2000, the amount of receivables sold and not yet collected on behalf of the factor was $23,094 (Lire 47,481).

NOTE 5 -   SALE OF EQUITY INTEREST IN SUBSIDIARY:

           Under a stock purchase agreement dated January 19, 2000, the Company sold its 100% ownership of the General Partner of FSE Computer Handel GmbH & Co KG ("FSE") and its 80% ownership of the limited partnership interest of FSE for approximately $192 (Lire 394) payable over a five-year period. FSE marketed the Company's high performance personal computers in Germany. The sale did not result in a gain or loss for the year ended December 31, 2000. The consolidated balance sheet has been adjusted to record this investment at its net realizable value.

NOTE 6 -   SECURITIES AVAILABLE FOR SALE:

           In a series of transactions commencing in February 2000, the Company sold all of its 750,000 shares of Algo Vision plc for approximately $16,800 (Lire 34,500), resulting in a realized net gain of $13,900 (Lire 28,600). This gain is included in the other, net line in the statement of operations.

NOTE 7 -   INVENTORIES:

           At December 31, 2000 and 1999, inventories consisted of:

                                      2000           2000           1999
                                  -------------  -------------  -------------
                                    (Dollars)              (Lire)

Raw materials and consumables          $ 9,655         19,850         15,074
Work-in-process                             95            195            349
Finished goods                           5,723         11,767          6,366
                                  -------------  -------------  -------------

                                      $ 15,473         31,812         21,789
                                  =============  =============  =============

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands of Dollars; in millions of Lire)



NOTE 8 -   PROPERTY, EQUIPMENT AND IMPROVEMENTS:

           At December 31, 2000 and 1999, property, equipment and improvements consisted of:

                                       2000           2000           1999
                                   -------------  -------------  -------------
                                     (Dollars)              (Lire)

Land                                    $ 5,792         11,909          7,647
Building and improvements                30,957         63,648         28,429
Machinery, equipment and other           98,214        201,927         36,203
                                   -------------  -------------  -------------

                                        134,963        277,484         72,279
Less accumulated depreciation
 and amortization                        63,823        131,219          1,070
                                   -------------  -------------  -------------

                                         71,140        146,265         71,209
                                   =============  =============  =============



NOTE 9 -   INTANGIBLE ASSETS:

           At December 31, 2000 and 1999, intangible assets consisted of:

                                       2000            2000           1999
                                   -------------   -------------  -------------
                                     (Dollars)               (Lire)

Goodwill                               $ 18,595          38,232         13,079
Intangible assets                         6,168          12,681          6,069
                                   -------------   -------------  -------------

                                         24,763          50,913         19,148
Less: accumulated amortizaiton           (5,926)        (12,185)          (568)
                                   -------------   -------------  -------------

Total                                  $ 18,837          38,728         18,580
                                   =============   =============  =============


NOTE 10 -  OTHER ASSETS:

           At December 31, 2000 and 1999, other assets consisted of:

                                                2000        2000        1999
                                            ------------  ----------  ----------
                                             (Dollars)             (Lire)

Receivable from Spigadoro NV                       $ 224         461         442
Advances on employees leaving indemnities            726       1,492       1,591
Accounts receivable over 12 months                   104         213       1,909
Other                                              1,228       2,525       2,786
                                            ------------  ----------  ----------

Total                                            $ 2,282       4,691       6,728
                                            ============  ==========  ==========

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands of Dollars; in millions of Lire)


NOTE 11 -     SHORT-TERM BORROWINGS:

              At December 31, 2000 and 1999, the Company had unsecured short-term lines of credit aggregating approximately $49,000 (Lire 101,440) and $43,000 (Lire 88,000), respectively, from banks, of which approximately $35,000 (Lire 71,100) and $28,000 (Lire 58,000), respectively, were available for further borrowing. Amounts outstanding under these lines of credits are normally payable upon demand.

              At December 31, 2000 and 1999, the weighted average interest rates for these lines of credit were 6.54% and 4%, respectively.

              Bank borrowings are represented by overdrafts for $23,630 (Lire 48,584) and $12,319 (Lire 27,589), respectively, at December 31, 2000 and 1999 and by lines of credit for the discounting of "agriculture" drafts (a technical form of borrowing applicable to the sector in which the Company operates, which is based on the discounting of drafts) for $1,946 (Lire 4,000) at December 31, 2000 and $ 1,215 (Lire 2,500) at December 31, 1999, included in the short-term borrowings at December 31, 2000 is also the liability to the factory agency for an amount of $9,294 (Lire 19,108), as indicated in Note 4.

              In addition during April 2000, the Company obtained a $29,182 (Lire 60,000) syndicated loan for the acquisition of Gazzola S.p.A., which matures in October 2001. As of December 31, 2000, the Company had drawn down $14,591 (Lire 30,000) on this loan and $14,591 (Lire 30,000) remained available. The Company plans to refinance this loan, prior to its maturity.

              In connection with the Petrini transaction, the Company issued the following unsecured notes:

                                                            2000            2000           1999
                                                        -------------   -------------  -------------
                                                          (Dollars)               (Lire)
$6,337 (Lire 12,211), due on demand
  with a fixed interest rate of 5% per annum (a)             $ 5,110          10,506         10,862
$1,000 (Lire 1,927), due March 31, 2000, non-
  interest bearing, discounted at an interest rate
  of 5% per annum                                                  -               -          1,904
$6,253 (Lire 12,050), due June 30, 2000, non-
  interest bearing, discounted at an interest rate
  of 5% per annum (b)                                              -               -         12,342
$6,150 (Lire 11,851), due December 31, 2000,
 non-interest bearing, discounted at an interest
 rate of 5% per annum (a)                                          -               -         11,275
                                                        -------------   -------------  -------------
                                                             $ 5,110          10,506         36,383
                                                        =============   =============  =============

              (a) The notes are convertible into stock of the Company at the greater of $2.50 per share or 85% of the market value of the Company's common stock.

              (b) This note is payable in Lire, however the total amount paid cannot exceed the equivalent of $7 million on the date of payment.

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands of Dollars; in millions of Lire)


NOTE 12 -     LONG-TERM DEBT:

              At December 31, 2000 and 1999, long-term debt consisted of:


                                                                       2000           2000           1999
                                                                   -------------  -------------  -------------
                                                                    (Dollars)               (Lire)
Mortgage notes (a):

  Lire 5,000 ($2,432), due July 31, 2006, variable
   interest based on 6 months EURIBOR plus 0.6%                         $ 2,125          4,370          5,000
  Lire 256 ($125), due July 1, 2001, fixed annual
   interest rate of 4.4%                                                     79            163            201
  Lire 12,000 ($5,836), due June 30, 2000, variable
   interest 50% based on State bonds average rate
   and 50% on three months LIBOR plus 1.2 (5.35%
   and 4.3% at December 31, 2000 and 1999,
   respectively)                                                              -              -          1,091
  Lire 1,000 ($486), due June 15, 2004, variable
   interest based on the European Bank's discount
   rate (5.9% and 4.35% at December 31, 2000 and
   1999, respectively)                                                      213            437            562
  Lire 5,000 ($2,431), due September 30, 2002,
   variable interest 50% based on semiannual Italian
   Treasury Bonds average rate and 50% listed
   bonds average rate plus 1.0 (annual rate of
   6.07% and 4.97% at December 31, 2000 and
   1999, respectively)                                                      748          1,538          2,307
  Lire 510 ($248), due November 30, 2011, fixed
   annual interest rate of 6.85%                                            216            443            432
  Lire 3,300 ($1,605), due March 31, 2007, variable
   interest based on 6 months RIBOR plus 1 (6.15%
   and 4.15% at December 31, 2000 and 1999,
   respectively)                                                          1,233          2,536          2,813
  Lire 4,972 ($2,418), due May 31, 2006 variable
   interest based on the 6 months EURIBOR
   plus 0.6                                                               1,956          4,022          4,662
  Lire 955 ($464), due February 9, 2007, fixed
   annual interest rate of 1.89%                                            464            955              -


                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands of Dollars; in millions of Lire)



NOTE 12 -     LONG-TERM DEBT (CONTINUED):

                                                                     2000           2000           1999
                                                                 -------------  -------------  -------------
                                                                  (Dollars)               (Lire)
Lire 200 ($97), due June 30, 2003, fixed
 annual interest rate of 5.375%                                            82            169              -
Lire 1,001 ($487), due June 28, 2006, fixed
 annual interest rate of 8.7%                                             339            697              -
Lire 4,000 ($1,946), due March 15, 2005, variable
 interest rate based on annual interest rate of the
 European Bank of Investments ("EBI")                                   1,094          2,250              -
Lire 2,000 ($973), due September 15, 2005, variable
 interest rate based on annual interest of EBI                            608          1,250              -
Lire 6,000 ($2,918), due March 15, 2004, fixed
 annual interest rate of 11.35%                                         1,454          2,989              -
Lire 20,000 ($9,728), due December 1, 2008, variable
 interest rate based on 6 months RIBOR plus 1.2                         9,728         20,000              -
Long-term drafts for capital expenditures in
 machinery and equipment (1) (2)                                        1,418          2,912              -
                                                                 -------------  -------------  -------------
                                                                       21,757         44,731         17,068
Less current portion                                                   (3,786)        (7,783)        (3,589)
                                                                 -------------  -------------  -------------
Long-term debt, long-term portion                                    $ 17,971         36,948         13,479
                                                                 =============  =============  =============


              (a) The mortgage notes are collateralized by substantially all of the Company's properties.

              (1) The long-term draft for $840 (Lire 1,727) as of December 31,
                  2000 relates to assets purchased in accordance with the Sabatini law, which provides for certain privileged interest at the annual interest rate of approximately 7%.

              (2) The subsidiary "Gazzola" acquired assets under lease
                  agreements which qualify as capital leases. Future minimum rental payments as of December 31, 2000 are as follows:

YEAR                                          Dollars            Lire
----                                     ---------------    -------------

2001                                        $       211              433
2002                                                219              450
2003                                                 94              194
2004                                                 18               36
Thereafter                                            1                2
                                         ---------------    -------------

Total minimum lease payments                        543            1,115
Amount representing interest                        (53)            (108)
Present value of net minimum capital
 lease payment                              $       490       $    1,007
                                         ===============    =============

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands of Dollars; in millions of Lire)


NOTE 12 -     LONG-TERM DEBT (CONTINUED):

              The loans that are subsidized by the Italian Government were obtained under a Government program for new investments. The interest paid by Italian Government amounted to $6 (Lire 12) in 2000 and $11 (Lire 22) in 1999. These subsidies reduced the effective interest rates applicable to these loans from 12.2% to 4.4% in 2000 and from 11.6% to 3.6% in 1999.

              Maturities of long-term debt are as follows:

               Year                 (Dollars)           (Lire)
               ----             -----------------  -----------------

               2001                        3,786              7,783
               2002                        4,203              8,641
               2003                        3,238              6,658
               2004                        2,957              6,079
               Thereafter                  7,573             15,570
                                -----------------  -----------------
               Total                    $ 21,757             44,731
                                =================  =================


NOTE 13 -     EMPLOYEES AND AGENTS TERMINATION INDEMNITIES:

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

              The provision for termination indemnities charged to operations amount to approximately $1,217 (Lire 2,503), $1,016 (Lire 2,089) and $1,054 (Lire 2,167) in the years ended December 31, 2000, 1999 and 1998, respectively.

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands of Dollars; in millions of Lire)


NOTE 14 -     STOCK OPTIONS:

              In December 1996, the Company's Board of Directors and stockholders approved the adoption of the Company's 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan provides for the grant of 500,000 non-qualified and incentive stock options to eligible employees and advisors. As of December 31, 2000, 1999 and 1998, 240,000, 240,000 and 100,000 options, respectively, have been granted under the 1996 Plan and no options have been exercised.

              During 1999 and 1998, the Company entered into stock option agreements outside the Plans. The agreements provide for the issuance of non-transferable options to purchase up to an aggregate of 335,000 shares of the Company's common stock at purchase prices ranging from $1.87 to $6.00 per share, as defined, and have piggy-back registration rights. As of December 31, 2000, 25,000 options have been exercised.

              In December 1999, the Company's Board of Directors and stockholders approved the adoption of the Company's 1999 Stock Option Plan (the "1999 Plan"). The 1999 Plan provides for the grant of 2,500,000 shares of non-qualified and incentive stock options to eligible employees, officers, directors, consultants or advisors. As of December 31, 2000, 680,000 options have been granted under the 1999 Plan, and no options have been exercised.

              The following summarized the information relating to outstanding stock options during 2000, 1999 and 1998:

                                                                           Weighted Average
                                                      Number                Exercise Price
                                                        of          --------------------------------
                                                      Shares            (Dollars)         (Lire)
                                                 -----------------  --------------------------------
Shares under option at January 1, 1998                    145,000            $ 5.52          11,349
Granted                                                   385,000              5.50          11,308
                                                 -----------------  ----------------   -------------

Shares under option at December 31, 1998                  530,000              5.50          11,308
Granted                                                   620,000              2.60           5,346
Exercised                                                 (25,000)             6.00          12,336
Cancelled                                                (175,000)             5.71          11,740
                                                 -----------------  ----------------   -------------

Shares under option at December 31, 1999                  950,000              3.56           7,319
Granted                                                   450,000              2.89           5,942
Cancelled                                                (170,000)             3.06           6,291
                                                 -----------------  ----------------   -------------

Shares under option at December 31, 2000                1,230,000              3.38           6,949
                                                 =================  ================   =============

Exercisable at December 31, 2000                          910,000            $ 3.61           7,422
                                                 =================  ================   =============

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands of Dollars; in millions of Lire)


NOTE 14 -     STOCK OPTIONS (CONTINUED):

              At December 31, 2000, stock options outstanding were as follows:

                                                      Average
                                  Options           Contractual         Exercisable           Weighted Average
     Exercise Price             Outstanding         Life (Years)          Options              Exercise Price
------------------------    -------------------  ------------------  -----------------  -----------------------------
   (Dollars)    (Lire)                                                                        (Dollars)       (Lire)
     $ 1.87      3,845                 150,000                8.97            150,000           $ 1.87         3,845
       2.75      5,654                 400,000                8.74             80,000             2.75         5,654
       2.88      5,911                 320,000                9.13            320,000             2.88         5,911
       3.00      6,168                  25,000                9.05             25,000             3.00         6,168
       4.00      8,224                   5,000                9.05              5,000             4.00         8,224
       4.25      8,738                  80,000                7.23             80,000             4.25         8,738
       5.00     10,280                  70,000                6.54             70,000             5.00        10,280
       5.63     11,565                  10,000                7.10             10,000             5.63        11,565
       6.00     12,336                 170,000                7.15            170,000             6.00        12,336
                                   -----------        ------------       ------------
                                     1,230,000                8.42            910,000
                                   ===========        ============       ============

              Had compensation cost for the Company's stock based compensation plans been determined based on the fair value at the grant dates, consistent with the provisions of SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:


                                   2000              2000              1999              1998
                              ----------------  ----------------  ----------------  ----------------
                                 (Dollars)                    (Lire)
Net (loss) income
  As reported                        $ (4,339)           (8,920)            2,295               829
  Pro forma                            (5,268)          (10,831)              564            (1,442)
Basic and diluted net (loss)
 income per share:
  As reported                           (0.07)             (152)               40                14
  Pro forma                             (0.09)             (185)               10               (25)

              The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for 2000, 1999 and 1998 grants, respectively: risk-free interest rate of 5%; no dividend yield; expected lives of 5 to 10 years; and expected volatility of 95%, 100% and 86%, respectively. The weighted average fair value of options granted during the years ended December 31, 2000, 1999 and 1998 was $2.49 (Lire 5,123), $1.91 (Lire 3,923) and $4.06 (lire
              8,338) per share, respectively.

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands of Dollars; in millions of Lire)


NOTE 15 -     STOCKHOLDERS' EQUITY:

              In May 2000 the Company issued 583,334 shares of its common stock to Starfood Italia and received $1,747 (Lire 3,951) of cash proceeds. The Company has also agreed to make additional contingent payments on May 3, 2002 of up to approximately $4,900 (Lire 10,000) subject to certain conditions. The Company has guaranteed the obligations of Petrini with respect to the additional contingent payments and has issued 2,125,000 shares of its common stock, which were put into escrow to satisfy such obligations if required.

              In September 2000, the Company issued 108,889 shares of common stock related to services received.

              On various dates during 1997 and 2000, the Company reacquired an aggregate on 102,000 shares of its common stock.

              In connection with the Company's Initial Public Offering, certain of the Company's stockholders agreed to place an aggregate of 498,285 of their shares of the Company's common stock in escrow. These shares were not assignable or transferable (but may be voted) until such time as they are released from escrow based upon the Company meeting certain annual revenue and/or earnings levels or the common stock attaining certain price levels. The Company did not meet the thresholds established by the escrow arrangement and, as a result, the escrow shares were canceled and contributed to the Company's capital effective as of March 31, 2000.

              As of December 31, 2000, the Company had the following warrants outstanding:


     Date issued           Warrants        Exercise Price Per Share         Expiration date
------------------    -----------------  ---------------------------    ----------------------
                                         (Dollars)           (Lire)
June 1998                   88,241         $ 13.25          25,533            June 2003
April 1997                 335,000            9.90          19,077            March 2002
October 1996             2,348,485            7.80          15,031          December 2006

              Italian law requires that 5% of a company's net income be retained as a legal reserve, until such reserve equals 20% of the share capital. This reserve is not available for distribution.

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands of Dollars; in millions of Lire)


NOTE 16 -     SOCIAL CONTRIBUTIONS AND INCOME TAXES PAYABLE:

              These non current liabilities consist of social contribution and income taxes due by the Company whose payment has been postponed beyond 2001 in application of the Government decrees enacted after the earthquake that hit the area where the headquarters and the major production activities of the Company are located. At December 31, 2000 and 1999, the components of these liabilities consisted of:

                                       2000           2000           1999
                                   -------------  -------------  -------------
                                    (Dollars)               (Lire)

          Income taxes                    $ 466            958          1,044
          Social contributions            1,797          3,695          3,737
                                   -------------  -------------  -------------

          Total                         $ 2,263          4,653          4,781
                                   =============  =============  =============

NOTE 17 -     TAXES:

              Taxes receivable of $8,535 (Lire 17,547) at December 31, 2000 and $6,758 (Lire 13,895) at December 31, 1999 relate principally to V.A.T. taxes for which the Company periodically receives reimbursement from the V.A.T. office. The V.A.T receivable position is attributable to the fact that the V.A.T rate applicable to the products sold by the Company is lower than the average rate applied to its purchases, costs and expenses.

              Income before income taxes and the provision for income taxes consisted of the following for the years ended December 31, 2000, 1999 and 1998:


                                             2000              2000              1999              1998
                                        ---------------   ---------------   ---------------   ---------------
                                          (Dollars)                             (Lire)

Income before income taxes                       $ 366               752             6,715             4,416
                                        ---------------   ---------------   ---------------   ---------------

Provision for income taxes:
  Current                                       (2,754)           (5,661)           (4,496)           (3,580)
  Deferred                                           -                 -                76                (7)
                                        ---------------   ---------------   ---------------   ---------------

                                                (2,754)           (5,661)           (4,420)           (3,587)
                                        ---------------   ---------------   ---------------   ---------------

Net income (loss) from
 continuing operations:                       $ (2,388)           (4,909)            2,295               829
                                        ===============   ===============   ===============   ===============

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands of Dollars; in millions of Lire)


NOTE 17 -     TAXES (CONTINUED):

              A reconciliation between the Italian statutory tax rate and the effective tax rate in Italian Lire is as follows:

                                                         2000                              1999                    1998
                                       ----------------------------------------   ---------------------   ---------------------
                                          Amount        Amount          %          Amount        %         Amount        %
                                       -------------  -----------  ------------   ----------  ---------   ----------  ---------
                                          Dollar         Lire                       Lire                    Lire
Tax provision applying
 the Italian statutory rate
 of 41.25% in 2000,
 1999 and 1998                                $ 151          310          41.2        2,767       41.2        1,822       41.2


Foreign tax                                   2,074        4,263         566.9            -          -            -          -

Permanent differences
 for non-deductible
 expenses:
   For IRPEG-ILOR (until
    1997)                                         -            -             -          384        5.7          349        7.9
   For IRAP (primarily on
    salaries and interest)                      680        1,398         185.9        1,763       26.3        1,416       32.1
Other                                          (151)        (310)        (41.2)        (494)      (7.4)           -          -
                                       -------------  -----------  ------------   ----------  ---------   ----------  ---------

Tax provision and effective
 tax rate                                   $ 2,754        5,661         752.8        4,420       65.8        3,587       81.2
                                       =============  ===========  ============   ==========  =========   ==========  =========

              The Italian Regional Tax on Productive Activities ("IRAP") was enacted in December 1997 which eliminated the ILOR tax (at a statutory rate of 16.2%) and other indirect taxes and replaced them with IRAP, at a statutory rate of 4.25%, on a higher taxable income (principally excluding labor costs and interest), starting on January 1, 1998. The Italian statutory rate for 2000, 1999 and 1998 was 41.25% comprised of 37% IRPEG and 4.25% IRAP. A valuation allowance of $9,645, (Lire 19,831) and $3,971 (Lire 7,653) has
              been provided against the deferred tax assets at December 31, 2000 and 1999 based on estimates made by management assuming that it is more likely than not that certain deferred tax assets will not be recovered for both IRPEG and IRAP tax purposes.

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands of Dollars; in millions of Lire)


NOTE 17 -     TAXES (CONTINUED):

              At December 31, 2000 and 1999, principal items comprising net deferred income tax assets consisted of:




                                                  2000           2000           1999
                                              -------------  -------------  -------------
                                               (Dollars)               (Lire)
                      Assets

Step-up and revaluation of property,
 plant and equipment                               $ 2,339          4,808          5,332
Step-up of trademark, net                              820          1,686          1,686
Goodwill                                               263            540            639
Operating losses                                     9,007         18,518         12,480
Allowance for doubtful accounts                        682          1,402            686
Revaluation of Land and Building                       527          1,083              -
Other                                                  408            840            567
                                              -------------  -------------  -------------
                                                    14,046         28,877         21,390
Less valuation allowance                            (9,645)       (19,831)        (7,653)
                                              -------------  -------------  -------------
Total assets                                         4,401          9,046         13,737
                                              -------------  -------------  -------------

                    Liabilities

Gains on sale of assets which for
 tax purposes, are deferred                           (144)          (297)          (350)
Push-down of step-up adjustments                    (4,595)        (9,447)       (10,237)
Basis difference in acquired assets                   (385)          (788)             -
Accelerated amortization of
 trademarks                                           (970)        (1,995)        (2,033)
Other                                                  (67)          (137)             -
                                              -------------  -------------  -------------
Total liabilities                                   (6,161)       (12,664)       (12,620)
                                              -------------  -------------  -------------
Net deferred tax assets (liabilities)              $(1,760)        (3,618)         1,117
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

              As more fully described in Note 16, the payment of a portion of the current taxes payable have been postponed on the basis of Government decrees.

              At December 31, 2000 the Company has net operating loss carryforwards (NOL) for Swiss and United States income tax purposes of approximately $1,182 (Lire 2,430) and $3,007 (Lire 6,183), respectively. The Swiss NOLs expire between 2000 and 2006 and the United States NOLs expire through 2020. As a result, at December 31, 2000, the Company recorded deferred tax assets of approximately $9,007 (Lire 18,518) and a valuation allowance of approximately $9,645 (Lire 19,831) relating to the NOLs.

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands of Dollars; in millions of Lire)


NOTE 18 -     COMMITMENTS AND CONTINGENCIES:

              Commitments

              Commitments of approximately $1,434 (Lire 2,949) at December 31, 2000 include principally guarantees given to banks for discounting of customers' drafts.

              In February 2000, the Company entered into a sub-lease of office facilities with an affiliate at an annual rent of approximately $215 (Lire 443) through January 2002.

              Contingencies

              The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. The amount provided for at December 31, 2000 and 1999 is $49 (Lire
              100). It is the opinion of management that the ultimate resolution of these matters, to the extent not currently provided for, will not have a material effect on the financial statements of the Company.

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

NOTE 19 -     CONCENTRATION OF CREDIT RISK:

              Concentration of credit risk and the risk of accounting loss with respect to trade accounts receivable is generally limited due to the number and diversity of the Company's end customer base and the areas and the markets in which the customers are located. The Company performs frequent credit evaluations of its customers' financial condition and normally does not require collateral from its customers. Net direct sales to any one customer did not exceed 5% of total direct sales in each of the three years in the period ended December 31, 2000. As of December 31, 2000, accounts receivable from the largest customer does not exceed 10% of total accounts receivable.

              Cash deposits are maintained with major banks in Italy, United States, U.K. and Switzerland.

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands of Dollars; in millions of Lire)


NOTE 20 -     INFORMATION BY SEGMENT:

              The Company manages its business on a segment basis. The significant segments operated by the Company consist of: i) pasta and other food products and ii) animal feed and other activities. Information relative to significant segments is reported below for the years 2000, 1999 and 1998. The Company evaluates performance of the segments based on EBITDA and income from operations. The accounting policies of the segment are substantially the same as those described in Note 2 Significant Accounting Policies.

                                                                               Animal
                                                            Pasta and         feed and
                                                           other food           other            Total
                                                            products         activities         Company
                                                         ---------------   ---------------   -------------
2000     (Dollars)
------------------
Total sales                                                  $ 62,770         $ 92,607       $ 155,377
Depreciation and amortization                                   3,846            3,114           6,960
EBITDA                                                         (2,219)          (1,291)*        (3,510)**
Loss from operations                                           (6,065)          (4,405)        (10,470)
Identifiable long-term assets (property,
 plant and equipment and intangibles)                          52,518           37,459          89,977
Capital expenditures                                            2,464            2,874           5,338

2000     (Lire)
---------------

Total sales                                                   129,055          190,400         319,455
Depreciation and amortization                                   7,908            6,401          14,309
EBITDA                                                         (4,563)          (2,655)*        (7,218)**
Loss from operations                                          (12,471)          (9,056)        (21,527)
Identifiable long-term assets (property,
 plant and equipment and intangibles)                         107,977           77,016         184,993
Capital expenditures                                            5,065            5,911          10,976

1999     (Lire)
---------------
Total sales                                                    69,003          192,562         261,565
Depreciation and amortization                                   1,830            4,162           5,992
EBITDA                                                          3,069           12,593          15,662
Income from operations                                          1,239            8,431           9,670
Identifiable long-term assets (property,
 plant and equipment and intangibles)                          19,267           70,522          89,789
Capital expenditures                                              619            1,991           2,610

1998     (Lire)
---------------
Total sales                                                    71,163          195,144         266,307
Depreciation and amortization                                   1,251            4,367           5,618
EBITDA                                                          2,309           11,801          14,110
Income from operations                                          1,058            7,434           8,492
Identifiable long-term assets (property,
 plant and equipment and intangibles)                          11,590           46,008          57,598
Capital expenditures                                              732            2,335           3,067

----------
*   Includes corporate overhead expenses.
** Does not include a gain of Lire 28.6 billion ($13.9 million) received by the Company from the sale of its Algo Vision shares and other income of Lire
    1.4 billion ($0.7 million).

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands of Dollars; in millions of Lire)


NOTE 20 -     INFORMATION BY SEGMENT (CONTINUED):

              Export sales by the Company from Italy, all related to pasta and other food products were as follows:

                         2000            2000           1999           1998
                     --------------  -------------  -------------  -------------
                       (Dollars)                        (Lire)

Europe                     $25,644         52,724          3,668          3,256
U.S.A.                       2,719          5,590          2,961          1,442
Japan                        1,859          3,823          4,474          4,948
Rest of the world            4,303          8,847          4,785          5,532
                     --------------  -------------  -------------  -------------

Total                      $34,525         70,984         15,888         15,178
                     ==============  =============  =============  =============

NOTE 21 -     VALUATION AND QUALIFYING ACCOUNTING:


                                                  Balance at      Charged to                    Balance at
                                                   beginning       costs and                      end of
                                                   of period       expenses      Deductions       period
                                                 -------------   -------------  -------------  -------------
Year ended December 31, 2000
 (thousands of Dollars):

Allowance for doubtful accounts                         $ 903           2,019            457        $ 2,465
                                                 =============   =============  =============  =============

Year ended December 31, 2000
 (millions of Lire)

Allowance for doubtful accounts                         1,857           4,151            940          5,068
                                                 =============   =============  =============  =============

Year ended December 31, 1999
 (millions of Lire)

Allowance for doubtful accounts                         2,686           1,658          2,487          1,857
                                                 =============   =============  =============  =============

Year ended December 31, 1998
 (millions of Lire)

Allowance for doubtful accounts                         2,646           1,391           1351          2,686
                                                 =============   =============  =============  =============

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands of Dollars; in millions of Lire)



NOTE 22-      DISCONTINUED LINE OF BUSINESS:

              Prior to the acquisition of Petrini, the Company operated several businesses that distributed personal computer components, peripherals and software, as well as personal computers, in Germany through Columbus Computer Handel ("Columbus") and its affiliates. The Company attempted to sell the Columbus assets, however, after being unable to find a purchaser, the Company, in the fourth quarter of 2000, decided to liquidate in an orderly manner. The loss from discontinued operations includes the operations of Columbus.

              In 1999 the Company decided to discontinue the pig and chicken breeding activity. Reported operating data related to the discontinued line of business follow:


                                                            1999           1999           1998
                                                        -------------  -------------  -------------
                                                         (thousands        (millions of Lire)
                                                         of Dollars)
Net sales                                                    $ 3,354          6,895          4,693
Cost of sales                                                  3,756          7,723          5,545
                                                        -------------  -------------  -------------

                                                                (402)          (828)          (852)
Operating expenses                                               109            224            240
                                                        -------------  -------------  -------------

Operating loss from discontinued breeding activity              (511)        (1,052)        (1,092)
Income taxes                                                     189            389            404
                                                        -------------  -------------  -------------
Loss from discontinued breeding activity,
 net of taxes                                                 $ (322)          (663)          (688)
                                                        =============  =============  =============


              The discontinued line of business was operated directly and indirectly through agreements with external breeders. Starting October 1, 1999 the plant leased for such activity under an operating lease has been subleased to other breeders. Terms of the lease $73 (Lire 150) annual rent with a duration of two years have been applied to the sublease agreement. Starting the same date October 1, 1999, owned premises and plants, with a net book value at December 31, 1999 of $1,229 (Lire 2,526) have been rented for an annual rent of $97 (Lire 200) for a period of five years. No decision has been made to date on the remaining owned plants, with a net book value at December 31, 1999 of $1,105 (Lire 2,272). Management believes that the book value of such assets approximates its fair value and no material impairment will derive from the disposition of such assets.

NOTE 23-      RELATED PARTY TRANSACTIONS:

              At December 31, 2000 and 1999, the Company had amounts due from N.V. of $225 (Lire 462) and Lire 442 included in other assets and $28 (Lire 58) included in accounts receivable.

              In 1999, N.V. charged the Company an amount of $281 (Lire 578) for expenses incurred on behalf on Petrini in relation to their acquisition of Petrini.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SPIGADORO, INC.

Dated  April 11, 2001                    By: /s/ Jacob Agam
                                            ------------------------------------
                                                 Jacob Agam
                                                 Chairman and Chief Executive
                                                 Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURE                              TITLE                      DATE

/s/ Jacob Agam
---------------------------
Jacob Agam                     Chairman of the Board of           April 11, 2001
                               Directors and Chief Executive
                               Officer (principal executive
                               officer)

/s/ Klaus Grissemann
---------------------------
Klaus Grissemann               Director                           April 11, 2001



/s/ Lucio de Luca
---------------------------
Lucio de Luca                  Chief Operating Officer            April 11, 2001
                               and Director



/s/ Ricardo di Lorenzo
---------------------------
Ricardo di Lorenzo             Chief Financial Officer            April 11, 2001
                               (Principal Accounting and
                               Financial Officer)



/s/ Marc S. Goldfarb
---------------------------
Marc S. Goldfarb               Director                           April 11, 2001



/s/ Carlo Petrini
---------------------------
Carlo Petrini                  Co-Chairman of the Board           April 11, 2001




/s/ Robert Weiss
---------------------------
Robert Weiss                   Director                           April 11, 2001



/s/ Erich Weber
---------------------------
Erich Weber                    Director                           April 11, 2001