Form 10-K/A
period 2000-12-31
SPIGADORO INC
filed 2001-04-30
CIK 1029443

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________

                          COMMISSION FILE NO. 001-15617


                                 SPIGADORO, INC.
                                 ---------------
                  (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS
                                    CHARTER)

                           DELAWARE          13-3920210
                           ----------------------------
                  (STATE OR OTHER JURISDICTION (I.R.S. EMPLOYER
              OF INCORPORATION OR ORGANIZATION) IDENTIFICATION NO.)

                                 SPIGADORO, INC.
                         70 EAST 55TH STREET, 24TH FLOOR
                            NEW YORK, NEW YORK 10022
                            ------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of our executive officers and directors:

NAME                           AGE          POSITION

Jacob Agam                      46        Chairman of the Board
Carlo Petrini                   67        Co-Chairman of the Board
Riccardo Carelli                59        Chief Executive Officer and Director
Riccardo di Lorenzo             52        Chief Financial Officer
Marc S. Goldfarb (1)            37        Director
Klaus Grissemann                57        Director
Erich Weber (1)                 59        Director
Robert Weiss (1)                54        Director

(1) Member of Audit Committee

JACOB AGAM has served as our Co-Chairman of the Board since our organization in October 1996 and became our Chairman and our Chief Executive Officer in April 1998 and the Chairman of the Board and President of Petrini in March 2000. He resigned his position as Chief Executive Officer of Spigadoro in April 2001. Mr. Agam has served as the Chairman of the Board and Chief Executive Officer of Gruppo Spigadoro N.V., a Dutch holding company and principal stockholder of Spigadoro, since September 1998 and the Chairman of the Board of iEntertainment Network, Inc., a developer and publisher of proprietary Internet and on-line multi-player games, since August 1999. Mr. Agam is a founder and has been Chairman of Vertical Capital Ltd. and Orida Capital Ltd., companies engaged in private equity investments and advisory services, respectively, since their inception in 1998, and the Chairman of Vertical Financial Holdings, an affiliate of Vertical Capital Ltd. and a stockholder of Spigadoro, since 1991. Mr. Agam received a law degree from Tel Aviv University in 1984 and an LLM degree in securities and corporate finance from the University of Pennsylvania in 1986.

CARLO PETRINI has served as our Co-Chairman of the Board since February 2000 and has served as a director of Spigadoro since December 1999. Mr. Petrini is a direct descendant of the founder of Petrini S.p.A., has worked for Petrini for 44 years and served as its Chairman of the Board from 1980 until March 2000. Mr. Petrini currently serves as a director of Petrini. Mr. Petrini also co-founded the American-Italian Pasta Company, a United States pasta manufacturer, which was sold in 1989 and subsequently listed on the New York Stock Exchange. Mr. Petrini is also a board member of various Italian trade groups, industrial and food companies, as well as Banca d'Italia (Perugia).

RICCARDO CARELLI has served as the Chief Executive Officer and a Director of Spigadoro and Petrini since April 2001 and as President and a Director of Gazzola since January 2001. Since 1995, Mr. Carelli has been a principal and founder of Carelli Carugo and Associates, a management consulting company focused on the food industry. From 1973 to 1995, Mr. Carelli served in various capacities for Barilla, including as Chief Executive Officer from 1990 to 1995.

RICCARDO DI LORENZO has served as our Chief Financial Officer and the Chief Financial Officer of Petrini since July 2000, and has served as a Director of Gazzola since September 2000. Previously, he served for three years as Finance Director of Holding di Partecipazioni Industriali SpA, an industrial group with interests in publishing, luxury and sport fashion goods. During such period he was also a Board Member of Valentino SpA,, Fila Spa and Rizzoli Editori Spa. Prior to that position, Mr. di Lorenzo was Managing Director of Gemina Europe Bank SA in Luxembourg. Mr. di Lorenzo has a B.A. in Business from the University of Naples, Italy, and an M.B.A. from the Wharton Business School at the University of Pennsylvania.

MARC S. GOLDFARB has served as a director of Spigadoro since September 1999. Since August 1998, Mr. Goldfarb has served as the President and Managing Director of Orida Capital USA, Inc., a consulting firm that is the U.S. representative of the Vertical Group, a global private equity firm. Mr. Goldfarb has also served as a director of iEntertainment Network, Inc., a developer and publisher of proprietary Internet and on-line multi-player games, since December 1999. Prior to joining Orida Capital USA, Mr. Goldfarb was a corporate and securities attorney for over 10 years, most recently as a partner at Bachner, Tally & Polevoy LLP in New York, where he specialized in corporate finance, venture capital and mergers and acquisitions. Mr. Goldfarb holds a B.S. degree in Management and Industrial Relations from Cornell University and a J.D. from the University of Pennsylvania Law School.

KLAUS GRISSEMANN served as our Chief Financial Officer from October 1996 until June 2000 and has served as a director of Spigadoro since December 1996. In 1989, Mr. Grissemann joined IAT AG, one of our subsidiaries, as Chief Financial Officer and has served as a director of IAT AG since 1993. From 1979 until 1988, Mr. Grissemann served as Chief Financial Officer of Jaeger Le Coultre AG, a Swiss watch manufacturer. Mr. Grissemann graduated from Kantonale Handelsschule business school in Zurich.

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

Gruppo Spigadoro has not yet nominated any members of our Board of Directors. However, the existence of such rights could increase the control over us by Gruppo Spigadoro and its affiliates, including members of the Vertical Group. Prior to December 1999, Vertical Financial had the right to nominate two members for election to our Board of Directors. Mr. Agam, our Chairman of the Board, and Mr.Goldfarb were nominated to our Board of Directors by Vertical Financial.

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

ADVISORY COMMITTEES TO THE BOARD OF DIRECTORS

Advisory Compensation Committee

The Advisory Compensation Committee consists of Messrs. Petrini, Carelli, and Mario Amoroso, a Director of Petrini. The principal functions of the Advisory Compensation Committee are to review the management organization and development, review significant employee benefit programs, including bonus plans, stock option and other equity-based programs, deferred compensation plans and any other cash or stock incentive programs and to advise and recommend to the Board of Directors action to be taken by the Board of Directors with respect to such matters.

Advisory Acquisition Committee

The Advisory Acquisition Committee consists of Messrs. Carelli, di Lorenzo, Petrini and Robert Taylor, who serves as our Director of Corporate Development. The Acquisition Committee advises the Board of Directors on matters concerning our acquisition program, including identification of acquisition targets, determination of the preliminary approach and negotiation strategy, and management of contract preparation.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers and persons who own more than 10% of a class of our equity securities which are registered under the Exchange Act to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities. To our knowledge, based solely on a review of the copies of such reports furnished to us and on representations that no other reports were required, no person required to file such a report failed to file on a timely basis during fiscal 2000.


ITEM 11.  EXECUTIVE COMPENSATION

The following summary compensation table sets forth the aggregate compensation paid by us to Jacob Agam, our Chief Executive Officer during fiscal 2000, and to our four other most highly compensated executive officers whose aggregate compensation exceeded $100,000 for fiscal 2000 for services rendered during the fiscal years ended December 31, 2000, 1999 and 1998 ("named executive officers"):


                           SUMMARY COMPENSATION TABLE

                                              Annual Compensation (1)                        Long-Term Compensation
                                              -----------------------                        ----------------------

                                                                   Other Annual     Restricted   Securities     All other
Name and Principal                           Salary     Bonus      Compensation        Stock     Underlying   Compensation
Position                             Year     ($)        ($)            ($)          Awards(s)   Options(#)       ($)
--------                             ---      ---        ---            ---          ---------   ----------       ---

Jacob Agam (2)                       2000    75,000
Chairman of the Board and            1999    75,000       --           --                --       40,000           --
Chief Executive Officer              1998    25,000       --           --                --



Klaus Grissemann (3)                 2000   111,323                    4,846(4)
Chief Financial                      1999   142,176       --           8,685(4)          --       25,000           --
Officer                              1998   144,845       --          33,731(4)(5)       --       50,000           --

Lucio de Luca (6)                    2000    55,000                   75,000                                     20,000(11)
Chief Operating Officer                     171,711(7)   44,261(7)     2,885(9)                                   3,802(8)
                                     1999   155,682(7)     --         20,757(7)          --      250,000          4,567(8)
                                                                      18,681(9)
                                     1998    13,250(7)   21,000(7)    10,600(9)          --       --


Carlo Petrini                        2000                            243,190(7)





Co-Chairman of the Board                                             14,439(9)
                                     1999      --         --        259,470(7)          --       --              --
                                                                     31,136(9)
                                     1998      --         --        265,000(7)          --       --              --
                                                                     18,600(9)

Riccardo di Lorenzo (10)             2000    25,000
Chief Financial Officer                      72,982(7)                                           150,000         2,000(8)


(1) Compensation is paid in Italian Lira or Swiss Francs and is converted into U.S. dollars at the exchange rate of $1.00=2,056 Lira for 2000; 1,927 Lira for 1999; and 1,887 Lira for 1998, respectively; and $1.00 = 1.65SF for 2000; 1.50 SF for 1999; and 1.45 SF for 1998, respectively.

(2) Mr. Agam served as Co-Chairman of the Board since our organization in 1996 and became the sole Chairman and Chief Executive Officer in April 1998. Under an employment agreement effective January 1, 2000, Mr. Agam was entitled to an annual salary of $300,000 per year plus certain other benefits. This agreement was terminated in April 2000 and was replaced with an agreement with Vertical Financial under which we agreed to pay Vertical Financial $25,000 per month, plus expenses, through December 2002 for the services of Mr. Agam as our Chairman of the Board and Chief Executive Officer. Amounts payable under the agreement with Vertical Financial are excluded from the table. Also excludes $144,000 and $144,000 paid or accrued to Vertical Financial as compensation for the services of Jacob Agam, our Chairman, during 1999 and 1998, respectively. See "-- Director Compensation" and "--Employment Contracts and Termination of Employment and Change-In-Control Arrangements."

(3) Mr. Grissemann is not directly employed by Spigadoro. His services are provided on a per diem basis by Grissemann Consulting S.A. Mr. Grissemann retired as our Chief Financial Officer in June 2000, but continues to serve as a consultant.

(4)      Represents payments made by us for automobile leases.

(5) Also includes a payment of $25,000 made to Mr. Grissemann for services rendered in connection with the acquisition of Columbus Computer Handels-und Vertriebs in November 1998.

(6) In connection with the Petrini acquisition, we entered into an employment agreement with Mr. De Luca effective as of January 1, 2000 under which Mr. De Luca was entitled to an annual salary of $55,000. Mr. De Luca was also entitled to compensation from Petrini for services rendered as the Chief Executive Officer of Petrini. See "--Employment Contracts and Termination of Employment and Change-In-Control Arrangements." In April 2001, Mr. De Luca resigned his positions with us, although he continues to serve as a consultant.

(7) Represents compensation received from Petrini for services rendered as an executive officer and/or director of Petrini.

(8)      Represents life insurance premiums paid by Petrini.

(9)      Represents payments received from Petrini for automobile leases.

(10) Effective July 3, 2000 we entered into an employment agreement with Mr. di Lorenzo pursuant to which he serves as Chief Financial Officer and is entitled to an annual salary of $50,000 payable in semi-annual instalments in stock at the fair market value of our shares on the date preceding each payment. Mr. di Lorenzo is also entitled to compensation from Petrini for services rendered as Chief Financial Officer of Petrini. See "--Employment Contracts and Termination of Employment and Change-In-Control Arrangements."

(11) Consists of a reimbursement for housing expenses pursuant to Mr. de Luca's employment agreement.


                      OPTION GRANTS IN THE LAST FISCAL YEAR

The following table sets forth certain information regarding stock options granted to our named executive officers during the fiscal year ended December 31, 2000.


                                                           Individual Grants
                                                           -----------------
                                                                                                             Potential
                                  Number of          Percent of                                           Realizable Value
                                   Securities          Total                                                 At Assumed
                                   Underlying         Options           Exercise                           Annual Rate of
                                   Options           Granted to        or Base                              Stock Price
                                   Granted           Employees          Price           Expiration        Appreciation For
             Name                    (#)           in Fiscal Year       ($/Sh)           Date              Option Term(1)
             ----                    ---           --------------       ------           ----              --------------
                                                                                                      5%($)        10%($)
                                                                                                      -----        ------
Jacob Agam                            --              --                 --              --             --          --

Klaus Grissemann (2)                  --              --                 --              --             --          --

Lucio de Luca (3)                     --              --                 --              --             --          --

Riccardo di Lorenzo (4)            150,000            30%              $2.8125         7/2010        265,315       672,360

Carlo Petrini                         --              --                 --              --             --          --


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

(2) Mr. Grissemann retired as an executive officer of Spigadoro effective June 2000, although he continues to serve as a consultant to us.

(3) Mr. de Luca resigned as an executive officer of Spigadoro effective April 2001, although he continues to serve as a consultant to us.

(4) The options were originally exercisable as follows: 50,000 options on July 3, 2001, 50,000 options on July 3, 2002, and the remaining 50,000 options on July 3, 2003. In January 2001, Mr. di Lorenzo voluntarily forfeited these stock options and, consequently, the options were terminated.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

The following table sets forth certain information with respect to the exercise of stock options during fiscal 2000 by our named executive officers and the number and value of unexercised options held by each of our named executive officers as of December 31, 2000:


                                                            Number of Securities                  Value of Unexercised
                          Shares                           Underlying Unexercised                 In-the-Money Options
                         Acquired          Value                 Options at                              at
Name                    on Exercise       Realized          Fiscal Year-End (#)                     Fiscal Year-End ($)(1)
----                    -----------       --------          -------------------                     ----------------------

                                                      Exercisable        Unexercisable      Exercisable       Unexercisable
                                                      -----------        -------------      -----------       -------------

Jacob Agam                  --               --          40,000                --             --                   --
Klaus Grissemann            --               --          75,000                --             --                   --
Riccardo di Lorenzo (2)                                       0             150,000           --                   --
Lucio de Luca (2)           --               --           50,000            200,000           --                   --
Carlo Petrini               --               --            --                  --             --                   --

(1)      None of the options are currently in-the-money.
(2) In January 2001, each of Messrs. di Lorenzo and de Luca voluntarily forfeited these stock options and, consequently, the options were terminated.


               EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT
                       AND CHANGE-IN-CONTROL ARRANGEMENTS

Mr. Agam

We entered into an employment agreement effective as of September 1, 1998 with Mr. Agam under which Mr. Agam agreed to serve as our Chief Executive Officer for a three-year term expiring September 1, 2001. Under the employment agreement, Mr. Agam was entitled to an annual salary of $75,000 per year, plus a bonus to be approved by the Board of Directors. If the employment agreement was terminated by us without cause, Mr. Agam was entitled to receive his base salary for a period of one year following the date of termination. In connection with the Petrini transaction, we entered into an Amended and Restated Employment Agreement effective January 1, 2000 with Mr. Agam which provided for an annual salary of $300,000. This agreement was subsequently terminated in April 2000 by mutual agreement between us and Mr. Agam and was replaced with an agreement with Vertical Financial under which we agreed to pay Vertical Financial $25,000 per month, plus expenses, through December 2002 for the services of Mr. Agam as our Chairman of the Board and Chief Executive Officer.

Mr. De Luca

Mr. de Luca served during fiscal 2000 as our Chief Operating Officer and as the Chief Executive Officer of Petrini, in each case pursuant to an Employment Agreement. In April 2001, Mr. de Luca resigned all positions with Spigadoro and its subsidiaries, and such Employment Agreements were terminated. In connection therewith, Mr. de Luca received a severance payment equal to Lire 700,000,000 ($340,000) and Petrini agreed to make an additional payment to Mr. de Luca of Lire 500,000,000 ($243,000) on December 31, 2002; provided, that in the event that prior to such date Gruppo Spigadoro shall have received proceeds of at least $10 million from any sales of Spigadoro common stock, Petrini's obligation to pay the Lire 500,000,000 shall terminate and Gruppo Spigadoro shall pay
Mr. de Luca $500,000. In addition, we agreed to waive repayment of a $100,000 loan extended to Mr. de Luca.

Mr. di Lorenzo

We entered into an Employment Agreement effective July 3, 2000 with Mr. di Lorenzo pursuant to which Mr. di Lorenzo agreed to serve as our Chief Financial Officer for an initial term of three years with an annual base salary of $50,000, paid semi-annually entirely in shares of our common stock at the fair market value immediately preceding the date of issuance. Mr. di Lorenzo also received an initial grant of options to purchase 150,000 shares of our common stock,which options vest over a period of three years. The employment agreement provides that if the agreement is terminated by us without cause or terminated by Mr. di Lorenzo for constructive discharge, Mr. di Lorenzo will be entitled to receive a severance payment equal to his base salary for six months from the effective date of termination. In addition, Mr. di Lorenzo has agreed not to compete with us or our affiliates, solicit any of our customers or clients or act on behalf of a competitor, or interfere with our relationships with our affiliates and employees during the term of the employment agreement and for a period of time following the termination of such employment agreement.

Petrini also entered into an employment agreement effective July 1, 2000 with Mr. di Lorenzo under which Mr. di Lorenzo agreed to serve as the Chief Financial Officer of Petrini. The employment agreement is governed by Italian law. Mr. di Lorenzo is entitled to an annual salary of Lit. 300,000,000 (approximately $146,000), plus an annual bonus to be determined based upon the achievement of certain milestones. Petrini pays for a car Mr. di Lorenzo's use, and also pays for life and medical insurance. Mr. di Lorenzo is subject to a confidentiality provision.

DIRECTOR COMPENSATION

Our directors currently do not receive any compensation as such, but directors who are not also our executive officers are reimbursed for expenses incurred in connection with their service on the Board of Directors. We may establish different compensation policies in the future. Under the terms of an agreement between us and Vertical Financial, we agreed to pay Vertical Financial $25,000 per month, plus expenses, through December 2002, for the services of Mr. Agam as our Chairman of the Board and Chief Executive Officer. See "Certain Relationships and Related Transactions" No other compensation was paid to any of our directors for their service as directors during fiscal 2000.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2000, our Compensation Committee consisted of Messrs. Goldfarb, Weber and Weiss until February 17, 2000. On such date, the Compensation Committee became an Advisory Compensation Committee and its members consisted of Messrs. De Luca, Petrini and Amoroso. None of the members of the Compensation Committee is a current or former employee or officer of Spigadoro or any of our subsidiaries, except Mr. de Luca who served as our Chief Operating Officer and the Chief Executive Officer of Petrini during fiscal 2000. None of our executive officers and no member of our Compensation Committee is a member of any other business entity that has an executive officer that sits on our Board of Directors or on our Compensation Committee.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS

The following table sets forth certain information regarding ownership of our common stock as of April 25, 2001 by (i) each of our directors, (ii) each of our named executive officers, (iii) each person known by us to own beneficially more than five percent of our outstanding common stock, and (iv) all of our executive officers and directors as a group. As of April 25, 2001, we had 61,034,037 shares of common stock outstanding (excluding treasury shares). Unless otherwise indicated, the address of our directors and officers is c/o Spigadoro, Inc., 70 East 55th Street, 24th Floor, New York, New York 10022. Beneficial ownership is defined in accordance with the rules of the SEC and generally means the power to vote and/or to dispose of the securities regardless of any economic interest therein. In computing number and percentage ownership of shares of our common stock beneficially owned by a person, shares of common stock subject to options held by that person that are exercisable within 60 days are deemed outstanding. Such shares of our common stock, however, are not deemed outstanding for purposes of computing the percentage ownership of stockholders other than such person.


Name and Address of Beneficial Owner                                     Number of Shares
------------------------------------                                       Beneficially              Percentage of Shares
                                                                             Owned                   Beneficially Owned
                                                                             -----                   ------------------

Carlo Petrini                                                                  12,241,400                       20.1%
Jacob Agam (1)                                                                 40,000 (2)                           *
Riccardo Carelli                                                                      --                            *
Klaus Grissemann                                                              249,244 (3)                           *
Riccardo di Lorenzo                                                            28,889 (4)                           *
Marc Goldfarb                                                                  25,000 (2)                           *
Erich Weber                                                                    25,000 (2)                           *
Robert Weiss                                                                   25,000 (2)                           *
Gruppo Spigadoro N.V.                                                      35,391,797 (5)                       58.5%
All executive officers and directors as a group (8 persons)             12,634,533 (4)(6)                       20.6%

 *       Less than 1%

(1) Jacob Agam, our Chairman of the Board, is the Chairman of the Board of Vertical Capital, Vertical Financial and Gruppo Spigadoro. Mr. Agam disclaims beneficial ownership of the shares beneficially owned by these entities. See "Footnote 5."

(2) Represents shares of common stock issuable upon exercise of options that are exercisable within 60 days of April 25, 2001.

(3) Includes 75,000 shares of common stock issuable upon exercise of options that are exercisable within 60 days of April 25, 2001.

(4) Includes 20,000 shares issuable pursuant to Mr. di Lorenzo's employment agreement, which shares have not yet been issued. See "--Employment Contracts and Termination of Employment and Change-In-Control Arrangements."

(5) The address for Gruppo Spigadoro is Strawinskylaan 1725, 1077 XX, Amsterdam, The Netherlands. Through various intermediate entities, Vertical Capital and its affiliates beneficially own approximately 75% of the outstanding common stock of Gruppo Spigadoro and therefore have the power to vote all of the outstanding common stock of Gruppo Spigadoro. As a result, based upon the voting power of these entities, Vertical Capital may be deemed to beneficially own the shares of common stock held by Gruppo Spigadoro.

         In addition, Vertical Financial, an affiliate of Vertical Capital, owns 818,940 shares of our common stock and warrants to purchase 690,152 shares of common stock that are exercisable within 60 days of April 25, 2001. We have been advised that Vertical Financial also owns equity interests in Behala Anstalt, Lupin Investments Services Ltd. and Henilia Financial Ltd. and that Vertical Financial has agreements with third party investors in each such entity. These entities beneficially own an aggregate of 589,314 shares of common stock and 890,151 shares of common stock issuable upon exercise of warrants that are exercisable within 60 days of April 25, 2001. These equity interests and agreements entitle Vertical Financial to varying percentages of the profits resulting from the sale of the shares of each of these entities. Under agreements with each of these entities, the trustee of each such entity has voting and dispositive power over the shares held by that entity, although Vertical Financial retains the right to appoint or terminate the appointment of the trustee. These shares are not included in the shares beneficially owned by Vertical Financial. As a result, Vertical Financial, Vertical Capital and their affiliates (collectively, the "Vertical Group"), beneficially own approximately 61% of our outstanding common stock. In addition, trusts established for members of the Agam family indirectly own 100% of Vertical Capital and Vertical Financial.

(6) Includes 190,000 shares of common stock issuable upon exercise of options that are exercisable within 60 days of April 25, 2001. Excludes shares of common stock beneficially owned by Gruppo Spigadoro and the Vertical Group.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PETRINI TRANSACTION

On December 29, 1999, under a Stock Purchase Agreement dated as of November 3, 1999 we acquired all of the outstanding shares of common stock of Petrini from Gruppo Spigadoro. As a result of the transaction, we changed our name from IAT Multimedia, Inc. to Spigadoro, Inc. In consideration for the Petrini shares, we
(i) issued an aggregate of 48,366,530 shares of our common stock, of which 12,241,400 shares were issued at Gruppo Spigadoro's request, to Carlo Petrini to satisfy part of Gruppo Spigadoro's obligation to Mr. Petrini, and (ii) assumed approximately $20 million of short-term indebtedness of Gruppo Spigadoro. In assuming such debt, we issued:

            o a convertible promissory note to Gruppo Spigadoro in the principal amount of approximately $6.3 million, which note accrues interest at a rate of 5% per annum and was to mature upon the earlier of
              (i) the completion of a public offering by us in which we realize at least $20 million of net proceeds or (ii) December 31, 2000. The note is convertible at any time at our option into shares of our common stock at a conversion price equal to the greater of $2.50 or 85% of the average closing price of our common stock for the five trading days prior to the notice of conversion. We have repaid a portion of the note and, at December 31, 2000, approximately $5.1 million remained outstanding under such note (including accrued interest). Upon its original maturity date, the Gruppo Spigadoro note was converted into a demand note with substantially the same terms;


            o a  non-interest  bearing  promissory  note to Mr.  Petrini in the principal amount of $1.0 million, which note was repaid in March 2000;

            o a non-interest  bearing  promissory note to Mr. Petrini in the principal amount of 12.05 billion Lire or approximately $5.9 million, which note was repaid in April 2000; and

            o a non-interest  bearing  convertible  promissory note to
              Mr. Petrini in the principal amount of approximately $6.2 million, which note was paid in December 2000.

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

Gruppo Spigadoro has not yet nominated any members of our Board of Directors. However, the existence of such rights could increase the control over us by Gruppo Spigadoro and its affiliates, including members of Vertical Group. Jacob Agam, our Chairman of the Board and Chief Executive Officer, is also Chairman of the Board of Gruppo Spigadoro and certain members of the Vertical Group. Members of the Vertical Group have economic ownership of approximately 75% of the outstanding common stock of Gruppo Spigadoro and have the power to vote approximately 90% of the outstanding common stock of Gruppo Spigadoro and, as a result, the Vertical Group has the ability to vote or direct the vote of approximately 61% of our outstanding common stock as of April 25, 2001. In addition, trusts established for members of the Agam family indirectly own 100% of Vertical Capital and Vertical Financial.

ORIDA AGREEMENT

We have entered into a consulting agreement with Orida Capital USA under which Orida Capital has agreed to perform consulting and advisory services for us, including identifying and analyzing acquisition and investment opportunities. The agreement expires in June 2003 and provides for an annual fee of $300,000. Mr. Agam is the founder and Chairman of Orida Capital Ltd., an affiliate of Orida Capital USA, and Mr. Goldfarb, one of our directors, is President and Managing Director of Orida Capital USA.

VERTICAL AGREEMENT

In April 2000, we entered into an agreement with Vertical Financial under which we agreed to pay Vertical Financial $25,000 per month, plus expenses, through December 2002, for the services of Mr. Agam as our Chairman of the Board and Chief Executive Officer. See "--Employment Contracts and Termination of Employment and Change-In-Control Agreements."

DE LUCA LOAN

In July 2000, we extended an interest-free loan of $100,000 to Lucio de Luca, then our Chief Operating Officer and a Director. The loan was evidenced by a promissory note, which provided that the principal amount was payable in July 2003 or earlier upon demand. Upon Mr. de Luca's resignation and the execution of a separation agreement in April 2001, the note was cancelled. See "--Employment Contracts and Termination of Employment and Change-In-Control Arrangements."

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                SPIGADORO, INC.

Dated:     April 27, 2001                       By: /s/ Riccardo Carelli
                                                ------------------------
                                                Riccardo Carelli
                                                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                       TITLE                                                   DATE

/s/ Jacob Agam
------------------------               Chairman of the Board of Directors                           April 27, 2001
Jacob Agam

/s/ Riccardo Carelli
------------------------               Chief Executive Officer and Director                         April 27, 2001
Riccardo Carelli                       (principal executive officer)

/s/ Riccardo di Lorenzo
------------------------               Chief Financial Officer (principal                           April 27, 2001
Riccardo di Lorenzo                    accounting and financial officer)

/s/ Marc S. Goldfarb
-------------------------              Director                                                     April 27, 2001
Marc S. Goldfarb

/s/ Klaus Grissemann
-------------------------              Director                                                     April 27, 2001
Klaus Grissemann

/s/ Carlo Petrini
-------------------------              Co-Chairman of the Board of Directors                        April 27, 2001
Carlo Petrini

/s/ Robert Weiss
-------------------------              Director                                                     April 27, 2001
Robert Weiss

/s/ Erich Weber
--------------------------             Director                                                     April 27, 2001
Erich Weber