Form 10-Q
period 2001-03-31
SPIGADORO INC
filed 2001-05-15
CIK 1029443

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

Yes   X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

            Class                          Outstanding at April 30, 2001
            -----                          -----------------------------

Common Stock, $.01 par value                    61,034,037 shares

                        SPIGADORO, INC. AND SUBSIDIARIES

                                 FORM 10-Q INDEX

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2001

PART I.            FINANCIAL INFORMATION

         Item 1.  Financial Statements                                                                  Page No.
                    Consolidated Balance Sheets at March 31, 2001
                    (unaudited) and December 31, 2000                                                          3

                    Consolidated Statements of Income for Three Months
                    ended March 31, 2001and 2000 (unaudited)                                                   4

                    Consolidated Statements of Cash Flows for Three Months
                    ended March 31, 2001and 2000 (unaudited)                                                   5

                    Notes to Consolidated Financial Statements                                              6-10

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                            11-16

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk 15

PART II.           OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                           16

         Item 2.  Changes in Securities and Use of Proceeds                                                   16

         Item 3.  Default upon Senior Securities                                                              16

         Item 4.  Submission of Matters to a Vote of Security Holders                                         16

         Item 5.  Other Information                                                                           17

         Item 6.  Exhibits and Reports on Form 8-K                                                            17

SIGNATURE PAGE                                                                                                18

                                          PART I. FINANCIAL INFORMATION

                                          ITEM 1. FINANCIAL STATEMENTS

                                        SPIGADORO, INC. AND SUBSIDIARIES

                                           CONSOLIDATED BALANCE SHEETS


                                                                           March 31,                March 31,         December, 31
                                                                              2001                    2001                2000
                                                                          (unaudited)              (unaudited)
                                                                          -----------             ----------------------------------
ASSETS                                                                     (thousands             (millions of Lire)
                                                                          of Dollars)(1)
Current assets:
     Cash and cash equivalents                                            $     7,826                 17,241             26,476
     Accounts receivable trade, net of allowance
     for doubtful accounts of Lire 5,474 million in March
     in 2001 and Lire 1,926 million in March 2000
     and Lire 5,068 in December 2000                                           37,357                 82,297             53,535
     Taxes receivable                                                           6,257                 13,784             17,547
     Inventories                                                               13,815                 30,434             31,812
     Deferred income taxes                                                        584                  1,286              1,248
     Other current assets                                                       3,360                  7,402              4,106
                                                                          ------------              ---------          ---------
         Total current assets                                                  69,199                152,444            134,724

Property, equipment and improvements, net                                      65,519                144,339            146,265

Other assets:
     Intangible assets, at amortized cost                                      17,423                 38,382             38,728
     Deferred income taxes
     Other assets                                                                2,030                 4,473              4,691
     Assets held for disposition                                                    59                   131                861
                                                                           -----------              ---------          ---------
                                                                           $   154,230               339,769            325,269
                                                                           ===========              =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Short term borrowings                                                 $    62,045               136,686            108,198
     Current portion of long-term debt                                           3,793                 8,356              7,783
     Accounts payable                                                           33,850                74,572             78,983
     Income taxes payable
     Accrued payroll and social contributions                                    2,567                 5,656              7,948
     Other current liabilities                                                   3,626                 7,987              7,313
                                                                           -----------              ---------          ---------
         Total current liabilities                                             105,881               233,257            210,225

Long-term debt, less current portion                                            16,018                35,287             36,948

Employees and agents termination indemnities                                     7,955                17,524             17,008

Deferred income taxes                                                            2,159                 4,756              4,866

Social contributions and income taxes payable                                    2,112                 4,653              4,653
                                                                           -----------              ---------          ---------

         Total liabilities                                                     134,125               295,477            273,700
                                                                           -----------              ---------          ---------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01(Lire 22.03) par value,
         authorized 100,000,000, non issued
     Common stock, $.01(Lire 22.03) par value,
         authorized 100,000,000, issued 63,261,037
          in 2001 and 2000                                                         553                 1,219             1,219
     Capital in excess of par value                                             27,560                60,715            60,715
     Retained earnings                                                          (6,846)              (15,082)           (8,166)
     Accumulated other comprehensive income                                       (875)               (1,927)           (1,566)
     Less treasury stock (102,000 shares)                                         (287)                 (633)             (633)
                                                                           -----------              ---------          ---------
         Total stockholders' equity                                             20,105                44,292            51,569
                                                                           -----------              ---------          ---------
                                                                           $   154,230               339,769           325,269
                                                                           ===========              =========          =========


(1) Exchange rate: Lire 2,203 = U.S. $1 as of March 31, 2001, unaudited and presented for convenience purposes only.

                 See Notes to Consolidated Financial Statements

                        SPIGADORO, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                                                                                         Three months ended
                                                                                              March 31,
                                                                     2001                       2001                 2000
                                                               ----------------             ------------       ---------------
                                                                  (thousands                       (millions of Lire)
                                                                 of Dollars)(1)
Net sales                                                      $        39,316                   86,613                63,406
Cost of sales                                                           31,214                   68,765                46,914
                                                               ---------------              ------------       ---------------
Gross profit                                                             8,102                   17,848                16,492
                                                               ---------------              ------------       ---------------

Operating expenses:
     Selling expenses                                                    7,116                   15,677                12,225
     General and administrative expenses                                 2,891                    6,369                 4,151
                                                               ---------------              ------------       ---------------
                                                                        10,007                   22,046                16,376
                                                               ---------------              ------------       ---------------

Income (loss) from operations                                           (1,905)                  (4,198)                  116

Other income (expense):
     Interest expense                                                   (1,380)                  (3,041)               (1,244)
     Interest income                                                        35                       78                   192
     Other, net                                                            240                      529                28,109
                                                               ---------------              ------------       ---------------
                                                                        (1,105)                  (2,434)               27,057
                                                               ---------------              ------------       ---------------

Income (loss) from continuing operations
before income taxes                                                     (3,010)                  (6,632)               27,173

Income taxes                                                              (124)                    (272)               (6,581)
                                                               ---------------              ------------       ---------------


Income (loss) from continuing operations                                (3,134)                  (6,904)               20,592

Loss from discontinued operations                                           (5)                     (12)                  (52)
                                                               ---------------              ------------       ---------------

Net income (loss)                                              $        (3,139)                  (6,916)               20,540
                                                               ===============              ============       ===============


Basic and diluted earnings (loss)  per share
of common stock
     From continuing operations                                          (0.05)                    (117)                  341
                                                               ===============              ============       ===============

     From discountinued operations                                          (0)                      (0)                   (1)
                                                               ===============              ============       ===============


Weighted average number of
     common shares outstanding
      - basic and diluted                                               58,939                   58,939                60,394
                                                               ===============              ============       ===============


(1) Exchange rate: Lire 2,203 = U.S. $1 as of March 31, 2001, unaudited and presented for convenience purposes only.

                 See Notes to Consolidated Financial Statements

                        SPIGADORO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (unaudited)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                 2001                         2001                     2000
                                                             ----------------             -----------              ----------
                                                              (thousands                           (millions of Lire)
                                                              of Dollars)(1)
Cash flows from operating activities:
     Net income (loss) from continuing operations             $     (3,134)                 (6,904)                   20,592
     Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
         Gain on sale of securities                                                                                 (27,710)
         Depreciation of equipment                                   1,572                   3,463                    1,470
         Amortization of goodwill                                      371                     817                      452
         Provision for employees and agents
         termination indemnities                                       333                     734                      546
         Provision for doubtful accounts                               174                     384                      104
         Deferred income taxes                                         (67)                   (148)                   6,034
         Other non cash items, net                                      30                      65                     (322)
         Payment of employees and agents
         termination indemnities                                       (99)                   (218)                    (654)
     Changes in operating assets and liabilities:
         Accounts receivable trade                                 (13,230)                (29,146)                  (4,022)
         Inventories                                                   626                   1,378                    1,709
         Accounts payable and other current liabilities             (1,696)                 (3,737)                  (1,125)
         Accrued payroll and social contributions                   (1,040)                 (2,292)                  (1,050)
         Other, net                                                    304                     673                   (1,472)
                                                             ----------------             -----------              ----------
Net cash used in operating activities                              (15,856)                (34,931)                  (5,448)
                                                             ----------------             -----------              ----------
Cash flows from investing activities:
     Proceeds from sale of securities                                                                                32,972
     Purchases of property, equipment and improvements                (845)                 (1,861)                    (815)
     Proceeds from disposal of property, equipment
     and improvements                                                   21                      46                       13
     Additions to intangible assets                                    (31)                    (68)                     (83)
     Changes in assets held for disposition                            332                     730
                                                             ----------------             -----------              ----------

Net cash provided by (used in) investing activities                   (523)                 (1,153)                  32,087
                                                             ----------------             -----------              ----------
Cash flows from financing activities
     Repayment of notes payable                                                                                      (2,941)
     Proceeds from long term debt                                                                                       400
     Payment of long-term debt                                        (494)                 (1,088)                    (847)
     Net change in short-term borrowings                            12,931                  28,488                    6,174
                                                             ----------------             -----------              ----------
Net cash provided by financing activities                           12,437                  27,400                    2,786
                                                             ----------------             -----------              ----------
Effect of exchange rate on cash                                       (250)                   (551)                     554
                                                             ----------------             -----------              ----------
Net increase (decrease) in cash and cash equivale                   (4,192)                 (9,235)                  29,979
Cash and cash equivalents, beginning of the period                  12,018                  26,476                   15,999
                                                             ----------------             -----------              ----------
Cash and cash equivalents, end of period                          $  7,826                  17,241                   45,978
                                                             ================             ===========              ==========
Supplemental disclosure of cash flow information,
cash paid during the period for:
     Interest                                                     $  1,354                   2,982                    1,078
                                                             ================             ===========              ==========


(1) Exchange rate: Lire 2,203 = U.S. $1 as of March 31, 2001, unaudited and presented for convenience purposes only.


                 See Notes to Consolidated Financial Statements

                       SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands of Dollars; in millions of Lire)


NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

           INTERIM FINANCIAL INFORMATION - The unaudited interim consolidated financial statements contain all adjustments consisting of normal recurring adjustments, which are, in the opinion of the management of Spigadoro, Inc. ("Spigadoro"), necessary to present fairly the consolidated financial position of Spigadoro as of March 31, 2001, and the consolidated results of operations and cash flows of Spigadoro for the periods presented. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Spigadoro's annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

           PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Spigadoro, Inc., its wholly-owned subsidiaries Petrini S.p.A. (Petrini), Petrini Foods International Inc., Pastifico Gazzola S.p.A. (Gazzola), IAT AG, Switzerland (IAT
           AG), IAT Deutschland GmbH Interactive Medien Systeme Bremen (IAT
           GmbH), and 100% of both the General Partner and the limited partnership interest in Columbus-Computer-Handels und Vertriebs GmbH & Co. KG (Columbus) (collectively the Company). All intercompany accounts and transactions have been eliminated.

           FOREIGN CURRENCY TRANSLATION - The consolidated financial statements of the Company have been prepared in Italian Lire, the Company's functional currency, since principally all of the continuing operations are headquartered in Italy. The subsidiary located in the United States, has been converted to Lire from U.S. Dollars, using the exchange rate at the end of the period for balance sheet items, except for equity accounts which are translated at historical rates and the average exchange rates for the period for statement of income items and for statement of cash flow items. The translation differences are recorded as accumulated other comprehensive income in the consolidated statements of stockholders' equity.

           The consolidated financial statements of the Company, including U.S. Dollar information in the notes to the consolidated financial statements, have been translated into U.S. Dollars for the convenience of the readers and have been made at the rate of Italian Lire 2,203 to U.S. $1.00, approximating the Noon Buying rate of the Federal Reserve Bank of New York at March 31, 001. All monetary amounts are in million of Lire and thousands of U.S. Dollars excluding per share information. Such translation should not be construed as a representation that the Lire amounts could be converted into U.S. Dollars at that, or any other rate.

           INCOME (LOSS) PER COMMON SHARE - The Company complies with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share is computed by dividing income of the entity by the weighted average number of common shares outstanding for the period. Basic earnings per share excludes shares held in treasury and shares held in escrow pending release upon the occurrence of specified economic events. Shares held in treasury were 102,000 at March 31, 2001. Shares held in escrow were 2,125,000 at March 31, 2001. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted income per common share is the same as basic income per common share for the three months ended March 31, 2001.

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands of Dollars; in millions of Lire)


NOTE 2 - ACQUISITIONS:

           In May 2000, Petrini acquired all of the issued and outstanding shares of Pastificio Gazzola S.p.A. (Gazzola). The aggregate purchase price including acquisition expenses was $12,423 (Lire 27,367). In addition, the Company issued 583,334 shares of its common stock to the parent company of Gazzola and received cash proceeds of $1,747 (Lire 3,849). The agreement provided for additional payments to the sellers of up to $4,864 (Lire 10,000) subject to certain conditions. The Company has also guaranteed the obligations of Petrini with respect to the additional contingent payments and issued 2,125,000 shares of its common stock which is being held in escrow, to satisfy such obligations if required.

           The acquisition was accounted for as a purchase and the purchase price was allocated on the basis of the relative fair value of the assets acquired and the liabilities assumed as follows:


                                                                           Dollars                 Lire
                                                                           -------                 ----
Purchase price                                                                $ 12,423                27,367
Gazzola net equity, April 30, 2000                                                 140                   307
                                                                      -----------------     -----------------

TOTAL EXCESS COST                                                             $ 12,283                27,060
                                                                      =================     =================


THE EXCESS COST WAS ALLOCATED AS FOLLOWS:
Property, plant and equipment                                                  $ 4,971                10,950
Allowance for doubtful accounts                                                 (1,069)               (2,354)
Inventories                                                                       (141)                 (310)
Deferred tax liabilities                                                          (358)                 (788)
Goodwill                                                                         8,880                19,562
                                                                      -----------------     -----------------

                                                                              $ 12,283                27,060
                                                                      =================     =================


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

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands of Dollars; in millions of Lire)


NOTE 2 -   ACQUISITIONS (CONTINUED):

           The following unaudited pro forma condensed statements of operations for the three months ended March 31, 2000 gives effect to the acquisition of Gazzola as if it occurred on January 1, 2000.



                                                                                   Three Months Ended
                                                                                     March 31, 2000
                                                                           -----------------------------------
                                                                               (Dollars)           (Lire)

Net sales                                                                          $ 37,344            82,269
                                                                           =================    ==============

Loss from continuing
 operations                                                                         $ 8,212            18,092
                                                                           =================    ==============

Net loss                                                                            $ 7,722            17,012
                                                                           =================    ==============

Loss per share, basic
 and diluted                                                                         $ 0.13               281
                                                                           =================    ==============

Weighted average number
 of shares (in thousands)                                                            60,394            60,394
                                                                           =================    ==============








NOTE 3 -   COMPREHENSIVE INCOME (LOSS):


                                                                   Three Months Ended March 31,
                                                          2001                 2001                 2000
                                                    -----------------    --------------------------------------
                                                       (thousands
                                                       of Dollars)                 (million of Lire)
Net income (loss)                                           $ (3,139)              (6,916)              20,540
Other comprehensive income (loss)
 net of tax:
Foreign currency translation adjustment                         (128)                (283)              (1,644)
                                                    -----------------    -----------------    -----------------

                                                            $ (3,267)              (7,199)              18,896
                                                    =================    =================    =================

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands of Dollars; in millions of Lire)


NOTE 4 - INVENTORIES:

           Inventories consisted of:



                                                       March 31,            March 31,           December 31,
                                                          2001                 2001                 2000
                                                    -----------------    --------------------------------------
                                                       (thousands
                                                       of Dollars)                (millions of Lire)
Raw materials and consumables                                $ 7,833               17,254               19,850
Work-in-process                                                   74                  163                  195
Finished goods                                                 5,908               13,017               11,767
                                                    -----------------    -----------------    -----------------

                                                            $ 13,815               30,434               31,812
                                                    =================    =================    =================



NOTE 5 -   INFORMATION BY SEGMENT:

           The Company manages its business on a segment basis. The significant segments operated by the Company consist of: (i) pasta and other food products, (ii) animal feed and other activities. Information related to the significant segments is reported below for the three months period ended March 31, 2001 and 2000. The Company evaluates its segments performances based on the EBITDA and the income from operations. The accounting policies of the segment are substantially the same as those described in Note 1.


                                                         Pasta and          Animal Feed
                                                         Other Food          and Other               Total
                                                          Products           Activities             Company
                                                      -----------------   ------------------   -----------------
Three months ended March 31, 2001:
(thousands of Dollars)

Total revenue                                                 $ 16,462             $ 22,854            $ 39,316
Depreciation and amortization                                    1,228                  715               1,943
EBITDA                                                            (233)                 270                  37
Income (loss) from operations                                   (1,460)                (446)             (1,906)
Identifiable long-term assets (property,
 plant and equipment and intangibles)                           48,207               21,872              70,079
Capital expenditures                                               437                  438                 876

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands of Dollars; in millions of Lire)




NOTE 5 -   INFORMATION BY SEGMENT (CONTINUED):




                                                         Pasta and           Animal Feed
                                                         Other Food          and Other                Total
                                                          Products           Activities              Company
                                                      -----------------   ------------------   -----------------
Three months ended March 31, 2001:
(millions of Lire)

Total revenue                                                   36,265               50,348              86,613
Depreciation and amortization                                    2,703                1,577               4,280
EBITDA                                                            (513)                 595                  82
Income (loss) from operations                                   (3,216)                (982)             (4,198)
Identifiable long-term assets (property,
 plant and equipment and intangibles)                          106,201               48,184             154,385
Capital expenditures                                               963                  966               1,929


Three months ended March 31, 2000:
(millions of Lire)

Total revenue                                                   17,293               46,113              63,406
Depreciation and amortization                                      420                1,502               1,922
EBITDA                                                             822                1,216               2,038
Income (loss) from operations                                      402                 (286)                116
Identifiable long-term assets (property,
 plant and equipment and intangibles)                           12,270               44,531              56,801
Capital expenditures                                               410                  488                 898

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

OVERVIEW

         In December 1999, we acquired all of the outstanding shares of common stock of Petrini from Gruppo Spigadoro, N.V. As a result of the transaction, we changed our name from IAT Multimedia, Inc. to Spigadoro, Inc and changed the focus of our business from the sale of computers and computer components and peripherals to the production and sale of food products. Our animal feed business produces feed for industrial breeders, family owned breeding farms and domestic pets. Our pasta and flour business produces both branded and private label traditional, specialty and diet pastas and flours for the use of bakery industry.

         In May 2000, through our wholly-owned subsidiary, Petrini S.p.A., we acquired all of the issued and outstanding shares of Pastificio Gazzola S.p.A. The aggregate purchase price was approximately Lire 27.4 billion ($12.4 million) in cash. We agreed to make additional payments of up to Lire 10 billion (approximately $4.5 million) to the sellers on May 2, 2002, subject to certain conditions.

         However, Petrini has contested the right of the former owners to receive the contingent payments aggregating Lire 10 billion ($4.5 million) referenced above. We have recently reached a verbal agreement to settle this dispute, together with amounts due to the former general manager under Italian law as a result of the termination of his employment, for an amount not to exceed $250,000. Although we anticipate that a written agreement incorporating these terms will soon be finalized, there can be no assurance that such agreement will be executed. However, assuming such agreement is executed, our obligation to make the additional payments to the former owners of Gazzola of up to Lire 10 billion ($4.5 million) will be extinguished.

         Since substantially all of our operations are currently in Italy, our functional currency is the Italian Lire. Therefore, our financial statements are presented in Lire for financial statement reporting. All amounts stated in US Dollars have been translated into US Dollars for the convenience of the reader at the rate of Lire 2,203 = US $1.00, which approximates the Noon Buying rate of the Federal Reserve Bank of New York on March 31, 2001. In the following discussions, most percentages and Lire and US Dollar amounts have been rounded to aid presentation. As a result, all such figures are approximations.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 2001 COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 2000.

         We acquired Gazzola on May 3, 2000 and therefore our results of operations for the first quarter 2001 include the Gazzola operations, while our results of operations for the first quarter 2000 include only the operations of Petrini. As a result, all revenue and expense accounts in the following discussion for the first quarter 2001 were increased by Gazzola's revenues and expenses incurred during the first quarter 2001.

         NET SALES. Net sales for the first quarter 2001 increased by 36.6% to Lire 86.6 billion ($39.3 million) from Lire 63.4 billion ($28.8 million) for the first quarter 2000 primarily due to the Gazzola sales for the first quarter 2001, which were not included in the prior year period, and an increase in sales in our animal feed division. Net sales for animal feed for the first quarter 2001 increased by 9.2% to Lire 50.3 billion ($22.8 million) compared to Lire
46.1 billion ($20.9 million) for the first quarter 2000. This increase was primarily due to sales price increases we started implementing last year, the effects of which we began to realize in the first quarter of the current year, as well as a 2% increase in animal feed volumes sold to 98,733 tons. Net sales for pasta and flour for the first quarter 2001 increased by 109.7% to Lire 36.3 billion ($16.5 million) from Lire 17.3 billion ($7.8 million) for the first quarter 2000 as a result of an increase of 101.4% in sales volumes to 36,261 tons in the first quarter 2001 from 18,000 tons in the first quarter 2000. This increase was due to the inclusion of Gazzola's sales in the first quarter 2001.

         GROSS PROFIT. Gross profit for the first quarter 2001 increased by 8.2% to Lire 17.8 billion ($8.1 million), or 20.6% of net sales, from Lire 16.5 billion ($7.5 million), or 26.0% of net sales, for the first quarter 2000. This increase was primarily due to the inclusion of Gazzola's sales in the first quarter 2001. The decrease in gross margin was almost entirely due to the inclusion of Gazzola, where gross margins during the first quarter 2001 were 8.8%. Consequently, while the inclusion of Gazzola's sales in the first quarter 2001 resulted in an increase of gross profit in absolute terms, it also resulted in a reduction in gross margin of approximately 5%. Although strong competitive pressures in the private label sector have so far prevented Gazzola from re-establishing its margins at the levels recorded in 1999 (approximately 16.9%), our ongoing restructuring efforts have resulted in a significant improvement from the 3.1% average gross margin of Gazzola during fiscal 2000. There can be no assurance when, if ever, Gazzola will be able to re-establish its 1999 margins. The gross margin of the food division, excluding Gazzola, decreased to 25% in the first quarter 2001 compared to 27% in the prior year quarter, primarily due to a 40% increase in energy costs and an 8% increase in raw material costs that was partially offset by price increases.

         OPERATING EXPENSES. Operating expenses relating to the Petrini and Gazzola operations (stand-alone) in the first quarter 2001 increased by 32.6% to Lire 20.7 billion ($9.4 million) from Lire 15.6 billion ($7.1 million) in the first quarter 2000. The increase in absolute operating expenses was primarily due to Gazzola operating expenses for the first quarter 2001 which were not included in the prior year period. As a percentage of net sales, operating expenses decreased to 23.9% in the first quarter 2001 from 24.6% in the prior year period. Consolidated operating expenses, including Spigadoro corporate overhead, increased in the first quarter 2001 by 34.6% to Lire 22 billion ($10 million), or 25.5% of net sales, from Lire 16.4 billion ($7.4 million), or 25.8% of net sales, during the first quarter of 2000 primarily due to the inclusion of Gazzola.

         INCOME (LOSS) FROM OPERATIONS. Loss from operations at Petrini and Gazzola (stand-alone) amounted to Lire 2.4 billion ($1.1 million) during the first quarter 2001 as compared to income from operations of Lire 1.4 billion ($600,000) during the comparable 2000 period. This decrease was primarily due to the lower gross margins during the 2001 period. Consolidated loss from operations for the first quarter 2001 amounted to Lire 4.2 billion ($1.9 million) compared to income from operations of Lire 0.1 billion ($100,000) for the first quarter 2000, due to the reasons discussed above and the additional effect of Spigadoro corporate overhead.

         INTEREST EXPENSE. Interest expense for the first quarter 2001 increased to Lire 3 billion ($1.4 million) from Lire 1.2 billion ($600,000) for the first quarter 2000. This was the result of an increased level of debt, including additional debt incurred in connection with our acquisition of Gazzola. The increase in interest expense was partially offset by interest income of Lire 0.1 billion ($80,000) from cash investments.

         OTHER INCOME. Other income for the first quarter 2001 decreased to Lire
0.5 billion ($200,000) from other income of Lire 28.1 billion ($12.8) for the first quarter 2000. This decrease is primarily due to the fact that the first quarter 2000 includes the proceeds from the sale of all of our Algo Vision shares, which resulted in a one-time net gain of Lire 28.3 billion ($12.8 million).

         INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES. Loss before taxes for the first quarter 2001 amounted to Lire 6.6 billion ($3 million) compared to income before taxes of Lire 27.2 billion ($12.3 million) for the first quarter 2000. Loss before taxes for the first quarter 2001 is primarily due to an increase in operating and interest expenses due to the Gazzola acquisition, partially offset by an increase in absolute gross profit, as described above, as well as the inclusion of the Algo Vision sale proceeds in the 2000 period.

         NET INCOME (LOSS). Net loss for the first quarter 2001 amounted to Lire
6.9 billion ($3.1 million) compared to net income of Lire 20.5 billion ($9.3 million) for the first quarter 2000. Net loss for the first quarter 2001 was primarily the result of the loss from operations due to the factors set forth above, partially offset by a reduction in income taxes. Income tax for the first quarter 2001 amounted to Lire 0.3 billion ($100,000) compared to income taxes of Lire 6.6 billion ($3 million) for the first quarter 2000. For the first quarter 2001 we recorded taxes on income even though we recorded a net loss. These taxes are mainly related to the Italian regional income tax (IRAP), which does not permit a deduction for salaries and interest costs.

         EBITDA. EBITDA relating to the Petrini and Gazzola operations (stand-alone) in the first quarter 2001 decreased by 51.0% to Lire 1.3 billion ($600,000) from Lire 2.7 billion ($1.2 million) in the first quarter 2000. This decrease was primarily due to an increase in operating expenses related to our Gazzola acquisition partially offset by an increase in gross profit. Consolidated EBITDA for the first quarter 2001 decreased to Lire 0.1 billion ($40,000) from Lire 2 billion ($900,000) for the first quarter 2000 due the reasons discussed above. EBITDA should not be considered an alternative to income from operations, net income, cash flow or any other measure of performance as determined in accordance with generally accepted accounting principles, as an indicator of operating performance or as a measure of liquidity.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2001, our cash and cash equivalents decreased to Lire
17.2 billion ($7.8 million) from to Lire 26.5 billion ($12.1 million) at December 31, 2000.

         Net cash used in operating activities was Lire 34.9 billion ($15.9 million) during the first quarter of 2001 compared to Lire 5.4 billion ($2.5 million) during the comparable 2000 period. Cash used in operating activities was primarily the result of an increase in accounts receivable, net of allowance for doubtful accounts, in the amount of Lire 28.8 billion ($13.1 million) due to a reduced usage of factoring credit lines during the period. This reduced usage is due to the fact that one of the banks that we maintain a factoring facility with is currently being acquired and the line is being transferred to the new owner, and we are currently negotiating new terms for another factoring line maintained with a different bank. There can be no assurance that such new factoring facility, if consummated, will not be on terms less favorable to us.

         Net cash used in investing activities amounted to Lire 1.2 billion ($500,000) for the first quarter of 2001 compared to net cash provided by investing activities of Lire 32.1 billion ($14.5 million) for the prior year period. Cash was used in investing activities primarily for purchases of equipment and improvements. Cash provided by investing activities for the first quarter of 2000 was primarily the result of a one-time gain from the sale of all of our Algo Vision shares.

         Net cash provided by financing activities in the first quarter 2001 was Lire 27.4 billion ($12.4 million) compared to net cash provided by financing activities of Lire 2.8 billion ($1.3 million) in the first quarter of 2000. Cash provided by financing activities was primarily the result of a net increase in short term debt of Lire 28.5 billion ($12.9 million), which was due to increased working capital needs (primarily related to an increase in accounts receivable due to the reduced factoring), partially offset by the repayment of long term debt in the amount of 1.1 billion ($500,000).

         At March 31, 2001, our total indebtedness increased to Lire 180.3 billion ($81.8 million) compared to Lire 152.9 billion ($69.4 million) at December 31, 2000 primarily due to additional short-term debt incurred to finance the increase in accounts receivable caused by reduced factoring activities.

         At March 31, 2001 we had short-term debt in the aggregate amount of Lire 136.7 billion ($62 million) comprised of borrowings under short-term credit facilities, indebtedness assumed in the acquisition of Petrini, and Lire 30.0 billion ($13.6 million) of a syndicated credit facility drawn down in connection with the Gazzola acquisition which matures in October 2001. We maintain unsecured short-term credit facilities with over 20 Italian banks. These facilities are typically available for terms up to one year and accrue interest at rates that fluctuate relative to the official Italian rate of discount. At March 31, 2001, the aggregate amount outstanding under these short-term credit facilities was Lire 126.4 billion ($57.4 million), and Lire 44.4 billion ($20.1 million) was unused and available for borrowing. Borrowings under these facilities are used to support our Italian operations and are typically serviced by cash flow from operations. At March 31, 2001, all of the promissory notes issued in the acquisition of Petrini had been repaid except for a portion of a $6.3 million promissory note payable to Gruppo Spigadoro N.V., the principal stockholder of the Company. At March 31, 2001, Lire 11.4 billion ($5.2 million) remained outstanding under such note (including accrued interest). The Gruppo Spigadoro note was originally scheduled to mature on December 31, 2000, but the remaining amount outstanding under such note was converted into a demand promissory note.

         As noted above, the Lire 60 billion ($13.3 million) working capital facility secured in April 2000 will mature in October 2001. As of March 31, 2001, we have drawn down Lire 30.0 billion ($13.6 million) of this facility, and Lire 30.0 billion ($13.6 million) remains available. We will be required to refinance such facility prior to its maturity. While we anticipate that we will be able to refinance this facility on terms acceptable to us, we currently have no agreements or arrangements to do so, and our inability to secure such financing would have a material adverse effect on our operations and financial condition.

         At March 31, 2001, we had long-term debt (including current portion) in the aggregate amount of Lire 43.6 billion ($19.8 million). The debt matures over varying terms through 2011 and accrues interest either at fixed annual interest rates ranging from 1.9% to 11.35% or variable rates based upon various interest rate measures. Substantially all of the long-term debt is secured by liens on our assets. A portion of the long-term debt is subsidized by government agencies.

         We have entered into certain factoring arrangements whereby we sell a portion of our accounts receivable without recourse. A portion of the proceeds of these arrangements has been used to pay short-term and long-term indebtedness while the remaining proceeds have been used for working capital purposes. We intend to continue our factoring activity in the future and believe that it will result in increased cash and decreased short-term debt, while increasing our flexibility to incur additional indebtedness if necessary or advisable to execute our consolidation strategy.

         We believe that our funds, including cash generated from operations together with amounts available under our credit facilities and factoring arrangements, should be sufficient to finance our working capital requirements and our capital and debt service requirements for at least the next 12 months, depending on acquisitions. We may require additional funds for acquisitions and integration and management of acquired businesses, and we anticipate undertaking an appropriate refinancing of the Lire 30.0 billion syndicated debt facility on or before the maturity of this facility in October 2001. In addition, we believe that our current allocation between long-term debt and short-term debt is not optimized, and we intend to refinance a portion of our indebtedness in an effort to allocate a greater portion of out total debt to long-term debt. We have no present commitments or arrangements to obtain any additional funds and we cannot predict whether additional funds will be available on terms favorable to us or at all. If we cannot obtain funds when required, our business may be adversely affected. Our acquisition negotiations are in various stages and we have no agreements or arrangements relating to any acquisitions. We are unable to predict whether or when any of these negotiations will result in any definitive agreements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         In January 2001, we became obligated to issue 20,000 shares of our common stock to Riccardo di Lorenzo, our Chief Financial Officer, for services rendered pursuant to his Employment Agreement. The certificate representing such shares has not yet been issued.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5. OTHER INFORMATION

         Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         None.

(b) Reports on Form 8-K.

         None.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SPIGADORO, INC.

                                      By: /s/ Riccardo Carelli
                                          --------------------
                                          Riccardo Carelli
                                          Chief Executive Officer

                                      By: /s/ Riccardo di Lorenzo
                                          -----------------------
                                          Riccardo di Lorenzo
                                          Chief Financial Officer

Date:  May 15, 2001