Form 10-Q
period 2001-06-30
SPIGADORO INC
filed 2001-08-14
CIK 1029443

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                               70 East 55th Street
                                   24th Floor
                            New York, New York 10022
                                 (212) 754-4271

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

Yes   X        No
    -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

             Class                             Outstanding at July 30, 2001
             -----                             ----------------------------

Common Stock, $.01 par value                      61,235,922 shares

                        SPIGADORO, INC. AND SUBSIDIARIES

                                 FORM 10-Q INDEX

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2001


PART I.            FINANCIAL INFORMATION

         Item 1.  Financial Statements                                                                    Page No.

                    Consolidated Balance Sheets at June 30, 2001
                    (unaudited) and December 31, 2000                                                          3

                    Consolidated Statements of Income for Three Months
                    ended June 30, 2001 and 2000 (unaudited)                                                   4

                    Consolidated Statements of Income for Six Months
                    ended June 30, 2001 and 2000 (unaudited)                                                   5

                    Consolidated Statements of Cash Flows for Six Months
                    ended June 30, 2001and 2000 (unaudited)                                                    6

                    Notes to Consolidated Financial Statements                                              7-11

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                            12-18

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk 19                                                                        19

PART II.           OTHER INFORMATION

         Item 1.  Legal Proceedings 19

         Item 2.  Changes in Securities and Use of Proceeds                                                   19

         Item 3.  Default upon Senior Securities                                                              19

         Item 4.  Submission of Matters to a Vote of Security Holders                                         19

         Item 5.  Other Information 19

         Item 6.  Exhibits and Reports on Form 8-K                                                            19

SIGNATURE PAGE                                                                                                20


                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        SPIGADORO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                    June 30,                   June 30,           December, 31
                                                                      2001                      2001                   2000
                                                                   (unaudited)              (unaudited)
                                                                   --------------          -----------------      ----------------
ASSETS                                                                (thousands           (millions of Lire)
                                                                    of Dollars)(1)
Current assets:
     Cash and cash equivalents                                    $         4,523                  10,318                 26,476
     Accounts receivable trade, net of allowance
     for doubtful accounts of Lire 6,652 million in June
     2001 and Lire 5,068 million in December 2000                          33,390                  76,163                 53,535
     Taxes receivable                                                       7,586                  17,304                 17,547
     Inventories                                                           11,977                  27,319                 31,812
     Deferred income taxes                                                    547                   1,248                  1,248
     Other current assets                                                   2,735                   6,238                  4,106
                                                                  ---------------              ----------             ----------
         Total current assets                                              60,758                 138,590                134,724
Property, equipment and improvements, net                                  62,124                 141,704                146,265
Other assets:
     Intangible assets, at amortized cost                                  16,375                  37,351                 38,728
     Other assets                                                           2,067                   4,716                  4,691
     Assets held for disposition                                               45                     102                    861
                                                                  ---------------              ----------             ----------
                                                                  $       141,369                 322,463                325,269
                                                                  ===============              ==========             ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Short term borrowings                                        $        57,157                 130,376                108,198
     Current portion of long-term debt                                      3,376                   7,701                  7,783
     Accounts payable                                                      33,551                  76,529                 78,983
     Accrued payroll and social contributions                               2,897                   6,607                  7,948
     Other current liabilities                                              2,773                   6,325                  7,313
                                                                  ---------------              ----------             ----------
         Total current liabilities                                         99,754                 227,538                210,225
Long-term debt, less current portion                                       14,740                  33,622                 36,948
Employees and agents termination indemnities                                7,730                  17,632                 17,008
Deferred income taxes                                                       2,056                   4,692                  4,866
Social contributions and income taxes payable                               2,040                   4,653                  4,653
                                                                  ---------------              ----------             ----------
         Total liabilities                                                126,320                 288,137                273,700
                                                                  ---------------              ----------             ----------
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.01(Lire 22.03) par value,
         authorized 100,000,000, non issued
     Common stock, $.01(Lire 22.03) par value,
         authorized 100,000,000, issued 63,261,037
          in 2001 and 2000                                                    534                   1,219                  1,219
     Capital in excess of par value                                        26,618                  60,715                 60,715
     Retained earnings                                                    (10,880)                (24,818)                (8,166)
     Accumulated other comprehensive income                                  (945)                 (2,157)                (1,566)
     Less treasury stock (102,000 shares)                                    (278)                   (633)                  (633)
                                                                  ---------------              ----------             ----------
         Total stockholders' equity                                        15,049                  34,326                 51,569
                                                                  ---------------              ----------             ----------
                                                                  $       141,369                 322,463                325,269
                                                                  ===============              ==========             ==========

(1) Exchange rate: Lire 2,281 = U.S. $1 as of June 30, 2001, unaudited and presented for convenience purposes only.


                 See Notes to Consolidated Financial Statements

                        SPIGADORO, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                          Three months ended
                                                                                              June 30,
                                                                          2001                    2001                    2000
                                                                    ---------------         -------------------         ---------
                                                                      (thousands             (millions of Lire)
                                                                     of Dollars)(1)
Net sales                                                           $      39,218                   89,457                80,478
Cost of sales                                                              31,348                   71,506                65,078
                                                                    -------------                 ---------              --------
Gross profit                                                                7,870                   17,951                15,400
                                                                    -------------                 ---------              --------
Operating expenses:
     Selling expenses                                                       8,026                   18,308                12,630
     General and administrative expenses                                    2,894                    6,600                 5,823
                                                                    -------------                 ---------              --------
                                                                           10,920                   24,908                18,453
                                                                    -------------                 ---------              --------
Income (loss) from operations                                              (3,050)                  (6,957)               (3,053)
                                                                    -------------                 ---------              --------
Other income (expense):
     Interest expense                                                      (1,357)                  (3,096)               (2,280)
     Interest income                                                           22                       50                   421
     Other, net                                                                16                       37                 1,008
                                                                    -------------                 ---------              --------
                                                                           (1,319)                  (3,009)                 (851)
                                                                    -------------                 ---------              --------
Income (loss) from continuing operations
before income taxes                                                        (4,369)                  (9,966)               (3,904)
Income taxes                                                                  (88)                    (200)                 (414)
                                                                    -------------                 ---------              --------
Income (loss) from continuing operations                                   (4,457)                 (10,166)               (4,318)
Loss from discontinued operations                                             (18)                     (42)                 (138)
                                                                    -------------                 ---------              --------
Net income (loss)                                                   $      (4,475)                 (10,208)               (4,456)
                                                                    =============                 =========              ========
Basic and diluted earnings (loss)  per share
of common stock
     From continuing operations                                             (0.08)                    (172)                  (71)
                                                                    =============                 =========              ========
     From discontinued operations                                              (0)                      (1)                   (2)
                                                                    =============                 =========              ========
Weighted average number of
     common shares outstanding
      - basic and diluted                                                  58,939                   58,939                60,733
                                                                    =============                 =========              ========



(1) Exchange rate: Lire 2,281 = U.S. $1 as of June 30, 2001, unaudited and presented for convenience purposes only.

                 See Notes to Consolidated Financial Statements

                        SPIGADORO, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                              Six months ended
                                                                                                  June 30,
                                                                            2001                     2001                 2000
                                                                       ---------------             ---------            ---------
                                                                          (thousands                      (millions of Lire)
                                                                        of Dollars)(1)
Net sales                                                              $     77,190                  176,070             143,884
Cost of sales                                                                61,495                  140,271             111,992
                                                                       ------------                 --------             -------
Gross profit                                                                 15,695                   35,799              31,892
                                                                       ------------                 --------             -------
Operating expenses:
     Selling expenses                                                        14,899                   33,985              24,855
     General and administrative expenses                                      5,686                   12,969               9,974
                                                                       ------------                 --------             -------
                                                                             20,585                   46,954              34,829
                                                                       ------------                 --------             -------
Income (loss) from operations                                                (4,890)                 (11,155)             (2,937)
                                                                       ------------                 --------             -------
Other income (expense):
     Interest expense                                                        (2,690)                  (6,137)             (3,524)
     Interest income                                                             56                      128                 613
     Other, net                                                                 247                      566              29,117
                                                                       ------------                 --------             -------
                                                                             (2,387)                  (5,443)             26,206
                                                                       ------------                 --------             -------
Income (loss) from continuing operations
before income taxes                                                          (7,277)                 (16,598)             23,269
Income taxes                                                                   (207)                    (472)             (6,995)
                                                                       ------------                 --------             -------
Income (loss) from continuing operations                                     (7,484)                 (17,070)             16,274
Loss from discontinued operations                                               (23)                     (54)               (190)
                                                                       ------------                 --------             -------
Net income (loss)                                                      $     (7,507)                 (17,124)             16,084
                                                                       ============                 ========             =======
Earnings (loss)  per share of common stock
     From continuing operations - Basic                                $      (0.13)                    (290)                269
                                                                       ============                 ========             =======
                                - Diluted                              $      (0.13)                    (290)                248
                                                                       ============                 ========             =======
     From discontinued operations - Basic                              $         (0)                      (1)                 (3)
                                                                       ============                 ========             =======
                                   - Diluted                           $         (0)                      (1)                 (3)
                                                                       ============                 ========             =======

Weighted average number of
     common shares outstanding
      - Basic                                                                58,939                   58,939              60,561
                                                                       ============                 ========             =======
      - Diluted                                                              58,939                   58,939              65,604
                                                                       ============                 ========             =======


(1) Exchange rate: Lire 2,281 = U.S. $1 as of June 30, 2001, unaudited and presented for convenience purposes only.


                 See Notes to Consolidated Financial Statements

                        SPIGADORO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            Six Months Ended
                                                                                                 June 30,
                                                                           2001                        2001               2000
                                                                      ----------------              -----------        ----------
                                                                        (thousands                        (millions of Lire)
                                                                        of Dollars)(1)
Cash flows from operating activities:
     Net income (loss)                                                $      (7,507)                   (17,124)           16,274
     Less: loss from discontinued operations                                    (23)                       (54)             (190)
                                                                      --------------                 ----------         ---------
     Income (loss) from continuing operations                                (7,484)                   (17,070)           16,084
     Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
         Gain on sale of securities                                               0                          0           (28,078)
         Depreciation of equipment                                            2,982                      6,802             4,148
         Amortization of goodwill                                               706                      1,610             1,144
         Provision for employees and agents
          termination indemnities                                               535                      1,220             1,174
         Provision for doubtful accounts                                        694                      1,584               320
         Deferred income taxes                                                   30                         69             5,962
         Other non cash items, net                                                0                          0               264
         Payment of employees and agents
          termination indemnities                                              (261)                      (596)             (866)
     Changes in operating assets and liabilities:
         Accounts receivable trade                                          (10,615)                   (24,212)           15,408
         Inventories                                                          1,970                      4,493             2,936
         Accounts payable and other current liabilities                      (1,076)                    (2,454)            8,137
         Accrued payroll and social contributions                              (588)                    (1,341)           (1,217)
         Other, net                                                          (1,404)                    (3,198)           (2,747)
                                                                      --------------                 ----------         ---------
Net cash provided by (used in) operating activities                         (14,508)                   (33,093)           22,669
                                                                      --------------                 ----------         ---------
Cash flows from investing activities:
     Acquisition of business, net of cash acquired                                0                          0           (24,819)
     Proceeds from sale of securities                                             0                          0            33,411
     Purchases of property, equipment and improvements                       (2,089)                    (4,765)           (3,232)
     Proceeds from disposal of property, equipment
     and improvements                                                           984                      2,244                62
     Additions to intangible assets                                             (80)                      (182)             (303)
     Proceeds from disposal of intangible assest                                153                        350                 0
     Changes in assets held for disposition                                     333                        759                 0
                                                                      --------------                 ----------         ---------
Net cash provided by (used in) investing activities                            (699)                    (1,594)            5,119
                                                                      --------------                 ----------         ---------
Cash flows from financing activities
     Proceeds from issuance of common stock                                       0                          0             3,528
     Purchase of treasury stock                                                   0                          0              (146)
     Repayment of notes payable                                                   0                          0           (15,290)
     Proceeds from long term debt                                               330                        752            30,621
     Payment of long-term debt                                               (1,824)                    (4,160)           (2,732)
     Net change in short-term borrowings                                      9,723                     22,178           (19,784)
                                                                      --------------                 ----------         ---------
Net cash provided by (used in) financing activities                           8,229                     18,770            (3,803)
                                                                      --------------                 ----------         ---------
Effect of exchange rate on cash                                                (106)                      (241)              723
                                                                      --------------                 ----------         ---------
Net increase (decrease) in cash and cash equivalents                         (7,084)                   (16,158)           24,708
                                                                      --------------                 ----------         ---------
Cash and cash equivalents, beginning of the period                           11,607                     26,476            15,999
                                                                      --------------                 ----------         ---------
Cash and cash equivalents, end of period                              $       4,523                     10,318            40,707
                                                                      ==============                 ==========         =========
Supplemental disclosure of cash flow information,
cash paid during the period for:
     Interest                                                         $       2,501                      5,705             2,961
                                                                      ==============                 ==========         =========


(1) Exchange rate: Lire 2,281 = U.S. $1 as of June 30, 2001, unaudited and presented for convenience purposes only.


                 See Notes to Consolidated Financial Statements

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands of Dollars; in millions of Lire)


NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

           INTERIM FINANCIAL INFORMATION - The unaudited interim consolidated financial statements contain all adjustments consisting of normal recurring adjustments, which are, in the opinion of the management of Spigadoro, Inc. ("Spigadoro"), necessary to present fairly the consolidated financial position of Spigadoro as of June 30, 2001, and the consolidated results of operations and cash flows of Spigadoro for the periods presented. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Spigadoro's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

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

           FOREIGN CURRENCY TRANSLATION - The consolidated financial statements of the Company have been prepared in Italian Lire, the Company's functional currency, since principally all of the continuing operations are headquartered in Italy. The subsidiary located in the United States has been converted to Lire from U.S. Dollars, using the exchange rate at the end of the period for balance sheet items, except for equity accounts which are translated at historical rates, and the average exchange rates for the period for statement of income items and for statement of cash flow items. The translation differences are recorded as accumulated other comprehensive income in the consolidated statements of stockholders' equity.

           The consolidated financial statements of the Company, including U.S. Dollar information in the notes to the consolidated financial statements, have been translated into U.S. Dollars for the convenience of the readers and have been made at the rate of Italian Lire 2,281 to U.S. $1.00, approximating the Noon Buying rate of the Federal Reserve Bank of New York at June 30, 2001. All monetary amounts are in millions of Lire and thousands of U.S. Dollars excluding per share information. Such translation should not be construed as a representation that the Lire amounts could be converted into U.S. Dollars at that, or any other rate.

           INCOME (LOSS) PER COMMON SHARE - The Company complies with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share is computed by dividing income of the entity by the weighted average number of common shares outstanding for the period. Basic earnings per share excludes shares held in treasury and shares held in escrow pending release upon the occurrence of specified economic events. Shares held in treasury were 102,000 at June 30, 2001. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted income per common share is the same as basic income per common share for the six months ended June 30, 2001.

           NEW ACCOUNTING PRONOUNCEMENT- In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles". FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FASB 142, effective the first quarter of the year ending December 31, 2002, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. The Company is in the process of determining the impact of these pronouncements on its financial position and results of operations.

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands of Dollars; in millions of Lire)



NOTE 2 - ACQUISITIONS:

           In May 2000, Petrini acquired all of the issued and outstanding shares of Pastificio Gazzola S.p.A. (Gazzola). The aggregate purchase price including acquisition expenses was $11,998 (Lire 27,367). In addition, the Company issued 583,334 shares of its common stock to the parent company of Gazzola and received cash proceeds of $1,747 (Lire 3,985). The agreement provided for additional payments to the sellers of up to $4,384 (Lire 10,000) subject to certain conditions. The Company has recently reached an agreement to settle a dispute regarding these amounts, together with amounts due to the former general manager under Italian law as a result of the termination of his employment, for an amount of Lire 508 ($223). With the execution of such agreement our obligation to make the additional payments to the former owners of Gazzola of up to Lire 10,000 ($4,384) has been extinguished.

           The acquisition was accounted for as a purchase and the purchase price was allocated on the basis of the relative fair value of the assets acquired and the liabilities assumed as follows:


                                                                            Dollars                 Lire
                                                                            -------                 ----
Purchase price                                                                $ 11,998                27,367
Gazzola net equity, April 30, 2000                                                 135                   307
                                                                      -----------------     -----------------

TOTAL EXCESS COST                                                             $ 11,863                27,060
                                                                      =================     =================


THE EXCESS COST WAS ALLOCATED AS FOLLOWS:
Property, plant and equipment                                                  $ 4,801                10,950
Allowance for doubtful accounts                                                 (1,032)               (2,354)
Inventories                                                                       (136)                 (310)
Deferred tax liabilities                                                          (345)                 (788)
Goodwill                                                                         8,576                19,562
                                                                      -----------------     -----------------

                                                                              $ 11,864                27,060
                                                                      =================     =================


           The original allocation of the purchase price between goodwill and the net assets of the Company was adjusted due to the write-off of certain accounts receivable and the recording of additional reserves, based on further analysis performed by the Company subsequent to the acquisition.

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands of Dollars; in millions of Lire)


NOTE 2 -   ACQUISITIONS (CONTINUED):

           The following unaudited pro forma condensed statements of operations for the six months ended June 30, 2000 gives effect to the acquisition of Gazzola as if it occurred on January 1, 2000.

                                                                                   Three Months Ended
                                                                                     June 30, 2000
                                                                           -----------------------------------
                                                                               (Dollars)           (Lire)

Net sales                                                                          $ 73,616           167,917
                                                                           =================    ==============

Loss from continuing
 operations                                                                        $ (7,303)          (16,659)
                                                                           =================    ==============

Net loss                                                                            $(4,752)          (10,840)
                                                                           =================    ==============

Loss per share, basic
 and diluted                                                                         $(0.08)             (179)
                                                                           =================    ==============

Weighted average number
 of shares (in thousands)                                                            60,394            60,394
                                                                           =================    ==============


NOTE 3 -   COMPREHENSIVE INCOME (LOSS):

                                                                    Six Months Ended June 30,
                                                          2001                 2001                 2000
                                                    -----------------    --------------------------------------
                                                       (thousands
                                                       of Dollars)                 (million of Lire)
Net income (loss)                                           $ (7,507)             (17,124)              16,084
Other comprehensive loss
 net of tax:
Foreign currency translation adjustment                         (259)                (591)              (1,736)
                                                    -----------------    -----------------    -----------------

Comprehensive income (loss)                                 $ (7,766)             (17,715)              14,348
                                                    =================    =================    =================


                                                                   Three Months Ended June 30,
                                                          2001                 2001                 2000
                                                    -----------------    --------------------------------------
                                                       (thousands
                                                       of Dollars)                 (million of Lire)

Net loss                                                    $ (4,475)             (10,208)              (4,456)
Other comprehensive loss
 net of tax:
Foreign currency translation adjustment                         (101)                (230)                 (92)
                                                    -----------------    -----------------    -----------------

Comprehensive income (loss)                                 $ (4,576)             (10,438)              (4,548)
                                                    =================    =================    =================

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands of Dollars; in millions of Lire)



NOTE 4 - INVENTORIES:

           Inventories consisted of:

                                                        June 30,             June 30,           December 31,
                                                          2001                 2001                 2000
                                                    -----------------    --------------------------------------
                                                       (thousands
                                                       of Dollars)                (millions of Lire)
Raw materials and consumables                                $ 6,778               15,461               19,850
Work-in-process                                                   80                  183                  195
Finished goods                                                 5,118               11,675               11,767
                                                    -----------------    -----------------    -----------------

                                                            $ 11,977               27,319               31,812
                                                    =================    =================    =================



NOTE 5 -   INFORMATION BY SEGMENT:

           The Company manages its business on a segment basis. The significant segments operated by the Company consist of: (i) pasta and other food products, (ii) animal feed and other activities. Information related to the significant segments is reported below for the six month period ended June 30, 2001 and 2000. The Company evaluates its segments performances based on EBITDA and income from operations. The accounting policies of the segment are substantially the same as those described in Note 1.



                                                         Pasta and        Animal Feed
                                                         Other Food       and Other                 Total
                                                          Products         Activities              Company
                                                      -----------------   ------------------   -----------------
Six months ended June 30, 2001:
(thousands of Dollars)

Total revenue                                                 $ 31,608             $ 45,582            $ 77,190
Depreciation and amortization                                    2,216                1,472               3,688
EBITDA                                                          (1,327)                 373                (954)
Loss from operations                                            (3,543)              (1,347)             (4,890)
Identifiable long-term assets (property,
 plant and equipment and intangibles)                           45,909               20,434              66,343
Capital expenditures                                               803                  942               1,745


                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands of Dollars; in millions of Lire)



NOTE 5 -   INFORMATION BY SEGMENT (CONTINUED):


                                                         Pasta and        Animal Feed
                                                         Other Food       and Other                 Total
                                                          Products         Activities              Company
                                                      -----------------   ------------------   -----------------
Six months ended June 30, 2001:
(millions of Lire)

Total revenue                                                   72,097              103,973             176,070
Depreciation and amortization                                    5,054                3,358               8,412
EBITDA                                                          (3,028)                 851              (2,177)
Income from operations                                          (8,082)              (3,073)            (11,155)
Identifiable long-term assets (property,
 plant and equipment and intangibles)                          104,719               46,609             151,328
Capital expenditures                                             1,832                3,115               4,947


Six months ended June 30, 2000:
(millions of Lire)

Total revenue                                                   50,164               93,720             143,884
Depreciation and amortization                                    2,223                3,069               5,292
EBITDA                                                            (172)               3,566               3,394
Loss from operations                                            (2,395)                (542)             (2,937)
Identifiable long-term assets (property,
 plant and equipment and intangibles)                          105,097               44,746             149,843
Capital expenditures                                             2,013                1,522               3,535


                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise requires, "we" or "us" refers to Spigadoro, Inc., the Delaware corporation, and its wholly owned subsidiaries, "Petrini " refers to Petrini S.p.A., an Italian corporation and wholly-owned subsidiary of Spigadoro and "Gazzola" refers to Pastificio Gazzola S.p.A., an Italian corporation and wholly-owned subsidiary of Petrini. This Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provision under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "projects", or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to known and unknown factors and uncertainties that could cause actual results to differ materially from those described in or implied by such forward-looking statements. Readers are advised not to place undue reliance on these forward-looking statements, which speak only as of the date they were made. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-Q to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include, but are not limited to, those set forth under "Risk Factors" and elsewhere in, or incorporated by reference from time to time into our filings with the Securities and Exchange Commission. These factors include the following: we have changed our principal business and we may not be successful operating a new business; Vertical Financial Holdings and affiliated entities control Spigadoro; our substantial debt may adversely affect our ability to obtain additional funds and increase our vulnerability to economic or business downturns; our operating results will be adversely affected by charges from acquisitions; our strategy of acquiring other companies for growth may not succeed and may adversely affect our financial condition, results of operations and cash flows; intense competition in the pasta and animal feed industries may adversely affect operating results; fluctuations in raw material costs could adversely affect our operating results; our business may be adversely affected by risks associated with foreign operations; and other risks. In addition, our acquisition negotiations are in various stages and we have no agreement or arrangements relating to any acquisitions. We are unable to predict whether or when any of these negotiations will result in any definitive agreements.

OVERVIEW

In December 1999, we acquired all of the outstanding shares of common stock of Petrini from Gruppo Spigadoro, N.V. As a result of the transaction, we changed our name from IAT Multimedia, Inc. to Spigadoro, Inc and changed the focus of our business from the sale of computers and computer components and peripherals to the production and sale of food products.

In May 2000, through our wholly-owned subsidiary, Petrini S.p.A., we acquired all of the issued and outstanding shares of Pastificio Gazzola S.p.A. The aggregate purchase price was approximately Lire 27.4 billion ($12.0 million) in cash.

Our animal feed business produces feed for industrial breeders, family owned breeding farms and domestic pets. Our pasta and flour business produces both branded and private label traditional, specialty and diet pastas and flours for the use of bakery industry.

Since substantially all of our operations are currently in Italy, our functional currency is the Italian Lire. Therefore, our financial statements are presented in Lire for financial statement reporting. All amounts stated in US Dollars have been translated into US Dollars for the convenience of the reader at the rate of Lire 2,281 = US $1.00, which approximates the Noon Buying rate of the Federal Reserve Bank of New York on June 30, 2001. In the following discussions, most percentages and Lire and US Dollar amounts have been rounded to aid presentation. As a result, all such figures are approximations.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JUNE 30, 2001 COMPARED TO THREE MONTH PERIOD ENDED JUNE 30, 2000.

We acquired Gazzola on May 3, 2000 and therefore our results of operations for the second quarter 2001 include the Gazzola operations for the entire period, while our results of operations for the second quarter 2000 include the operations of Gazzola for 2 months only. As a result, all revenue and expense accounts in the following discussion for the second quarter 2001 are proportionately higher than the corresponding results during the second quarter 2000.

NET SALES. Net sales for the second quarter 2001 increased by 11.2% to Lire 89.5 billion ($39.2 million) from Lire 80.5 billion ($35.3 million) for the second quarter 2000 due to the Gazzola sales for the second quarter 2001, which were included in the prior year period for two months only, and an increase in sales in our animal feed division. Net sales for animal feed for the second quarter 2001 increased by 12.6% to Lire 53.6 billion ($23.5 million) compared to Lire
47.6 billion ($20.9 million) for the second quarter 2000, primarily due to sales price increases we started implementing last year and a 7.6% increase in volumes sold to 103,290 tons. Net sales for pasta and flour for the second quarter 2001 increased by 9% to Lire 35.8 billion ($15.7 million) from Lire 32.9 billion ($14.4 million) for the second quarter 2000 as a result of an increase of 5.1% in sales volumes to 35,806 tons in the second quarter 2001 from 34,053 tons in the second quarter 2000. This increase was mainly due to the inclusion of Gazzola sales for the entire second quarter 2001.

GROSS PROFIT. Gross profit for the second quarter 2001 increased by 16.6% to Lire 18.0 billion ($7.9 million), or 20.1% of net sales, from Lire 15.4 billion ($6.8 million), or 19.1% of net sales, for the second quarter 2000. The increase in absolute gross profit was partially due to the inclusion of Gazzola's sales in the second quarter 2001. Although Gazzola's margins improved to 10.7% from 8.8% in the first quarter 2001, strong competitive pressures in the private label sector have not yet allowed Gazzola to re-establish its margins at levels achieved during the end of 1999 (16.9%). There can be no assurance when, if ever, Gazzola will be able to re-establish such margins. Excluding the effect of Gazzola, the gross margin of the food division was 22% during the second quarter 2001 compared to 24% in the prior year period, principally due to a significant increase in energy costs (40% higher than second quarter 2000 resulting in additional costs of approximately Lire 0.3 billion ($120,000)), and an increase in raw materials cost of 2% versus second quarter 2000 that was only partially offset by a price increase. Gross margins in the animal feed sector during the second quarter 2001 were in line with the prior year period at 25%.

OPERATING EXPENSES. Operating expenses relating to the Petrini and Gazzola operations (stand-alone) in the second quarter 2001 increased by 43.7% to Lire
24.9 billion ($10.9 million), from Lire 17.3 billion ($7.6 million) in the second quarter 2000. The increase in absolute operating expenses was partially due to Gazzola operating expenses for the second quarter 2001 which were included in the prior year period for 2 months only. In addition, we also recorded during the second quarter 2001, as one-time expense, the severance payment made to our former Chief Operating Officer for Lire 0.7 billion ($300,000), and we accrued Lire 0.5 billion ($200,000) for an additional payment to be carried out on December 31, 2002 subject to certain conditions. As a result of global economic conditions, we also increased during the second quarter 2001 our bad debts accrual by an additional Lire 1 billion ($400,000), as we expect some receivables will remain unpaid. Distribution costs in second quarter 2001 increased by 16% versus the comparable 2000 period as a consequence of our 2000 restructuring plan in the animal feed business and higher transportation rates. During 2000, we closed a production site in the south of Italy, we substantially decreased the activity in another production site and we started serving our customers in those geographical areas from other production sites. This produced certain savings in purchasing of raw materials and in production costs, but generated higher transportation costs. As a percentage of net sales, operating expenses increased to 27.8% in the second quarter 2001 from 21.5% in the prior year period. Consolidated operating expenses for the first quarter 2001 increased by 35% to Lire 24.9 billion ($10.9 million), or 27.8% of net sales, from Lire 18.5 billion ($8.1 million) for the second quarter 2000, or 22.9% of net sales, primarily due to the reasons explained above.

INCOME (LOSS) FROM OPERATIONS. Loss from operations at Petrini and Gazzola (stand-alone) amounted to Lire 6.5 billion ($2.8 million) during the second quarter 2001 as compared to income from operations of Lire 1.5 billion ($600,000) during the comparable 2000 period. This decrease was primarily due to the higher operating expenses during the 2001 period as explained above. Consolidated loss from operations for the second quarter 2001 amounted to Lire 7 billion ($3.1 million) compared to loss from operations of Lire 3.1 billion ($1.4 million) for the second quarter 2000, due to the reasons discussed above.

INTEREST EXPENSE. Interest expense for the second quarter 2001 increased to Lire
3.1 billion ($1.4 million) from Lire 2.3 billion ($1 million) for the second quarter 2000. This was the result of increased level of debt, including additional debt incurred in connection with our acquisition of Gazzola.

OTHER INCOME. Other income for the second quarter 2001 was negligible, while in the second quarter 2000 we recorded other income of Lire 1 billion ($400,000). This decrease is primarily due to the fact that the second quarter 2000 includes exchange rates gains on the repayment of our Lire 12.05 billion ($5.3 million) promissory note issued in connection with our acquisition of Petrini in December 1999.

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES. Loss from continuing operations before taxes for the second quarter 2001 amounted to Lire 10 billion ($4.4 million) compared to a loss of Lire 3.9 billion ($1.7 million) for the second quarter 2000. Loss before taxes for the second quarter 2001 is primarily due to an increase in operating expenses and in interest expenses due to the Gazzola acquisition and a decrease in other income as explained above, partially offset by an increase in absolute gross profit, as described above.

NET INCOME (LOSS). Net loss for the second quarter 2001 amounted to Lire 10.2 billion ($4.5 million) compared to net loss of Lire 4.5 billion ($2 million) for the second quarter 2000. Net loss for the second quarter 2001 was primarily the result of the loss from operations due to the factors set forth above and an increase in net interest expense. Income tax for the second quarter 2001 amounted to Lire 0.2 billion ($100,000) compared to income taxes of Lire 0.4 billion ($180,000) for the first quarter 2000. For the second quarter 2001 we recorded taxes on income even though we recorded a net loss. These taxes are mainly related to the Italian regional income tax (IRAP) which does not permit a deduction for salaries and interest costs.

EBITDA. EBITDA relating to the Petrini and Gazzola operations (stand-alone) in the second quarter 2001 decreased to a negative Lire 3.0 billion ($1.3 million) from a gain of Lire 1.2 billion ($600,000) in the second quarter 2000. This decrease was primarily due to an increase in operating expenses, including one-time expenses of approximately $1.3 million, partially offset by an increase in gross profit. Consolidated EBITDA for the second quarter 2001 decreased to a negative Lire 2.8 billion ($1.2 million) from a gain of Lire 1.0 billion ($420,000) for the second quarter 2000 due the reasons discussed above. EBITDA should not be considered an alternative to income from operations, net income, cash flow or any other measure of performance as determined in accordance with generally accepted accounting principles, as an indicator of operating performance or as a measure of liquidity.

SIX MONTH PERIOD ENDED JUNE 30, 2001 COMPARED TO SIX MONTH PERIOD ENDED JUNE 30, 2000.

We acquired Gazzola on May 3, 2000 and therefore our results of operations for the six months ended June 30, 2001 include the Gazzola operations for the entire period, while our results of operations for the six months ended June 30, 2000 include the operations of Gazzola for 2 months only. As a result, all revenue and expense accounts in the following discussion for the second quarter 2001 are proportionately higher than the corresponding results during the second quarter 2000.

NET SALES. Net sales for the six months ended June 30, 2001 increased by 22.4% to Lire 176.1 billion ($77.2 million) from Lire 143.9 billion ($63.1 million) for the six months ended June 30, 2000 primarily due to the Gazzola sales for the six months ended June 30, 2001 which were included in the prior year period for two months only, and an increase in sales in our animal feed division. Net sales for animal feed for the six months ended June 30, 2001 increased by 10.9% to Lire 104 billion ($45.6 million) from Lire 93.7 billion ($41.1 million) for the six months ended June 30, 2000, while the sales volume increased by 4.8% to 202,023 tons in the six months ended June 30, 2001 from 192,797 tons in the six months ended June 30, 2000. Net sales for pasta and flour for the six months ended June 30, 2001 increased by 43.7% to Lire 72.1 billion ($31.6 million) from Lire 50.2 billion ($22.0 million) for the six months ended June 30, 2000 as a result of an increase of 39.3% in sales volumes to 72,067 tons in the six months ended June 30, 2001 from 51,731 tons in the six months ended June 30, 2000. These increases were primarily due to Gazzola sales in the six months ended June 30, 2001 which were included in the prior year period for two months only. The increase in food net sales was partially offset by a change in product mix with an increase of sales of lower priced products and therefore a decrease in overall average selling prices resulting from high competition in the markets in which Gazzola operates. Sales of our Gazzola operation are primarily made to customers within Europe in the private label sector.

GROSS PROFIT. Gross profit for the six months ended June 30, 2001 increased by 12.3% to Lire 35.8 billion ($15.7 million), or 20.3% of net sales, from Lire
31.9 billion ($14.0 million), or 22.2% of net sales, for the six months ended June 30, 2000. The increase in absolute gross profit was partially due to the inclusion of Gazzola sales in the six months ended June 30, 2001 while in the previous year period only two months were included. Although Gazzola's margins improved to 10.7% from 8.8% in the first quarter 2001, strong competitive pressures in the private label sector have not yet allowed Gazzola to re-establish its margins at levels achieved during the end of 1999 (16.9%). There can be no assurance when, if ever, Gazzola will be able to re-establish such margins. Excluding the effect of Gazzola, the gross margin of the food division was 21% during the first half of 2001 compared to 24% in the 2000 six month period, principally due to a significant increase in energy costs (40% higher than second quarter 2000 resulting in additional costs of approximately Lire 0.5 billion ($220,000)), and an increase in raw materials cost of 4% versus the comparable 2000 period that was only partially offset by price increases. Gross margins in the animal feed sector during the second quarter 2001 were in line with the prior year period at 25%.

OPERATING EXPENSES. Operating expenses relating to the Petrini and Gazzola operations (stand-alone) in the six months ended June 30, 2001 increased by 38.4% to Lire 45.6 billion ($20.0 million), or 25.9% of net sales, from Lire
32.9 billion ($14.4 million), or 22.9% of net sales, in the six months ended June 30, 2000. This increase was primarily due to Gazzola operating expenses for the first four months of 2001, which were not included in the prior year period. In addition, we also recorded during the six months ended June 30, 2001, as one-time expense, the severance payment made to our former Chief Operating Officer for Lire 0.7 billion ($300,000) and we accrued Lire 0.5 billion ($200,000) for an additional payment to be carried out on December 31, 2002, subject to certain conditions. As a result of global economic conditions, we also increased during the second quarter 2001 our bad debts accrual by an additional Lire 1 billion ($400,000), as we expect some receivables will remain unpaid. Distribution costs in the six months ended June 30, 2001 increased by 14% versus the comparable 2000 period as a consequence of our 2000 restructuring plan in the animal feed business and higher transportation rates. During 2000 we closed a production site in the south of Italy, we substantially decreased the activity in another production site and we started serving our customers in those geographical areas from other production sites. This produced certain savings in purchasing of raw materials and in production costs, but generated higher transportation costs. Consolidated operating expenses for the six months ended June 30, 2001 increased by 34.8% to Lire 47.0 billion ($20.6 million), or 26.7% of net sales, from Lire 34.8 billion ($15.3 million) for comparable 2000 period, or 24.2% of net sales, due to the inclusion of Gazzola for the full period and the other aspects as explained above.

INCOME (LOSS) FROM OPERATIONS. Loss from operations at Petrini and Gazzola (stand-alone) amounted to Lire 8.8 billion ($3.9 million) during the six months ended June 30, 2001 as compared to loss from operations of Lire 0.1 billion ($40,000) during the comparable 2000 period. This increase was attributable to the combined effect of a higher gross profit in absolute terms, lower margins as a percentage of net sales, and higher operating expenses as explained above. Consolidated loss from operations for the six months ended June 30, 2001 amounted to Lire 11.1 billion ($4.9 million) compared to loss from operations of Lire 2.9 billion ($1.3 million) for the comparable 2001 period, due to the reasons discussed above.

INTEREST EXPENSE. Interest expense for the six months ended June 30, 2001 increased to Lire 6.1 billion ($2.7 million) from Lire 3.5 billion ($1.5 million) during the six months ended June 30, 2000. This increase was the result of increased level of debt, including additional debt incurred in connection with our acquisition of Gazzola. The increase in interest expense was partially offset by interest income of Lire 0.1 billion ($60,000) from cash investments.

OTHER INCOME. Other income for the six months ended June 30, 2001 decreased to Lire 0.6 billion ($250,000) from other income of Lire 29.1 billion ($12.8 million) for the comparable 2000 period. This decrease is primarily due to the fact that the six months ended June 30, 2000 includes the proceeds from the sale of all of our Algo Vision shares, which resulted in a one-time net gain of Lire
28.3 billion ($12.4 million).

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES. Loss from continuing operations before taxes for the six months ended June 30, 2001 amounted to Lire
16.6 billion ($7.3 million) compared to income of Lire 23.3 billion ($10.2) for the comparable 2000 period. Loss before taxes for the first half of 2001 is primarily due to an increase in operating and interest expenses and a decrease in other income as explained above, partially offset by an increase in absolute gross profit, as described above.

NET INCOME (LOSS). Net loss for the six months ended June 30, 2001 amounted to Lire 17.1 billion ($7.5 million) compared to net income of Lire 16.1 billion ($7.1 million) for the comparable 2000 period. Net loss for the six months ended June 30, 2001 was primarily the result of the loss from operations due to the factors set forth above, an increase in net interest expense and a reduction in income taxes. Income tax for the six months ended June 30, 2001 amounted to Lire
0.5 billion ($210,000) compared to income taxes of Lire 7.0 billion ($3.1 million) for the six months ended June 30, 2000. For the six months ended June 30, 2001 we recorded taxes on income even though we recorded a net loss. These taxes are mainly related to the Italian regional income tax (IRAP), which does not permit a deduction for salaries and interest costs.

EBITDA. EBITDA relating to the Petrini and Gazzola operations (stand-alone) in the six months ended June 30, 2001 decreased to negative Lire 1.7 billion ($700,000) from positive Lire 4 billion ($1.7 million) in the comparable 2000 period. This decrease was primarily due to an increase in operating expenses, including one-time expenses of approximately $1.3 million, partially offset by an increase in gross profit as explained above. Consolidated EBITDA for the six months ended June 30, 2001 decreased to negative Lire 2.2 billion ($950,000) from a gain of Lire 3.4 billion ($1.5 million) for the six months ended June 30, 2000 due the reasons discussed above. EBITDA should not be considered an alternative to income from operations, net income, cash flow or any other measure of performance as determined in accordance with generally accepted accounting principles, as an indicator of operating performance or as a measure of liquidity.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, our cash and cash equivalents decreased to Lire 10.3 billion ($4.5 million) from Lire 26.5 billion ($11.6 million) at December 31, 2000.

Net cash used in operating activities was Lire 33.1 billion ($14.5 million) during the six months ended June 30, 2001 compared to net cash provided by operating activities of Lire 22.3 billion ($9.9 million) during the comparable 2000 period. Cash used in operating activities was primarily the result of an increase in accounts receivable, net of allowance for doubtful accounts, in the amount of Lire 24.2 billion ($10.6 million) due to a reduced usage of factoring credit lines during the period.

Net cash used in investing activities amounted to Lire 1.6 billion ($700,000) for the six months ended June 30, 2001 compared to net cash provided by investing activities of Lire 5.1 billion ($2.2 million) for the prior year period. Cash was used in investing activities primarily for purchases of equipment and improvements. Cash provided by investing activities for the first half of 2000 was primarily the result of a one-time gain from the sale of all of our Algo Vision shares and of the Gazzola acquisition.

Net cash provided by financing activities in the six months ended June 30, 2001 was Lire 18.8 billion ($8.2 million) compared to net cash used in financing activities of Lire 3.8 billion ($1.7 million) in the first half of 2000. Cash provided by financing activities was primarily the result of a net increase in short term debt of Lire 22.2 billion ($9.7 million), which was due to increased working capital needs (mainly receivables) partially offset by the repayment of long term debt in the amount of 4.2 billion ($1.8 million).

At June 30, 2001, our total indebtedness increased to Lire 171.7 billion ($75.3 million) compared to Lire 152.9 billion ($67.0 million) at December 31, 2000 primarily due to additional short-term debt incurred to finance the increase in accounts receivable.

At June 30, 2001 we had short-term debt in the aggregate amount of Lire 130.4 billion ($57.1 million) comprised of borrowings under short-term credit facilities, indebtedness assumed in the acquisition of Petrini, and Lire 45.0 billion ($19.7 million) of a syndicated credit facility drawn down in connection with the Gazzola acquisition which matures in October 2001. We maintain unsecured short-term credit facilities with over 20 Italian banks. These facilities are typically available for terms up to one year and accrue interest at rates that fluctuate relative to the official Italian rate of discount. At June 30, 2001, the aggregate amount outstanding under these short-term credit facilities was Lire 118.7 billion ($52.0 million), and Lire 23.3 billion ($10.2 million) was unused and available for borrowing. Borrowings under these facilities are used to support our Italian operations and are typically serviced by cash flow from operations. At June 30, 2001, all of the promissory notes issued in the acquisition of Petrini had been repaid except for a portion of a $5.1 million promissory note payable to Gruppo Spigadoro N.V., the principal stockholder of the Company. At June 30, 2001, Lire 11.8 billion ($5.2 million) remained outstanding under such note (including accrued interest). The Gruppo Spigadoro note was originally scheduled to mature on December 31, 2000, but the remaining amount outstanding under such note was converted into a demand promissory note.

As of June 30, 2001, of the Lire 60 billion ($26.3 million) working capital facility secured in April 2000 that will mature in October 2001, we have drawn down Lire 45.0 billion ($19.7 million) of this facility, and Lire 15.0 billion ($6.6 million) has been cancelled. We will be required to refinance the outstanding portion of such facility prior to its maturity, and we are currently engaged in discussions related to a potential medium term refinancing facility. While we anticipate that we will be able to refinance the facility on terms acceptable to us, we currently have no firm agreements or arrangements to do so, and our inability to secure such financing would have a material adverse effect on our operations and financial condition.

At June 30, 2001, we had long-term debt (including current portion) in the aggregate amount of Lire 41.3 billion ($18.1 million). The debt matures over varying terms through 2011 and accrues interest either at fixed annual interest rates ranging from 1.9% to 11.35% or variable rates based upon various interest rate measures. Substantially all of the long-term debt is secured by liens on our assets. A portion of the long-term debt is subsidized by government agencies.

We have entered into a factoring arrangement whereby we sell a portion of our accounts receivable without recourse. A portion of the proceeds of this arrangement has been used to pay short-term and long-term indebtedness while the remaining proceeds have been used for working capital purposes. We intend to continue our factoring activity in the future as a way to increase our flexibility and to incur additional indebtedness if necessary or advisable to execute our consolidation strategy.

We believe that our funds, including cash generated from operations together with amounts available under our credit facilities and factoring arrangements, should be sufficient to finance our working capital requirements and our capital and debt service requirements for at least the next 12 months, depending on acquisitions and our ability to refinance our outstanding syndicated debt facility prior to its maturity. We may require additional funds for acquisitions and integration and management of acquired businesses, and we anticipate undertaking an appropriate refinancing of the Lire 45.0 billion ($19.7 million) syndicated debt facility on or before the maturity of this facility in October 2001. In addition, we believe that our current allocation between long-term debt and short-term debt is not optimized, and the proposed refinancing currently under negotiation is consistent with our desire to allocate a greater portion of out total debt to long-term debt. Notwithstanding such negotiations, we have no present commitments or arrangements to obtain any additional funds and we cannot predict whether additional funds will be available on terms acceptable to us or at all. If we cannot obtain funds when required, our business may be adversely affected. Our acquisition negotiations are in various stages and we have no agreements or arrangements relating to any acquisitions. We are unable to predict whether or when any of these negotiations will result in any definitive agreements.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable.

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

                                             SPIGADORO, INC.

                                             By: /s/ Riccardo Carelli
                                                 ------------------------
                                                 Riccardo Carelli
                                                 Chief Executive Officer

                                             By: /s/ Riccardo di Lorenzo
                                                 ------------------------
                                                 Riccardo di Lorenzo
                                                 Chief Financial Officer

Date:  August 12, 2001