Form 10-Q
period 2001-09-30
SPIGADORO INC
filed 2001-11-19
CIK 1029443

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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


Yes   X        No
      -        __


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

           Class                                 Outstanding at October 30, 2001

Common Stock, $.01 par value                     61,235,922 shares

                       SPIGADORO, INC. AND SUBSIDIARIES

                                FORM 10-Q INDEX

                      FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

PART I.               FINANCIAL INFORMATION

            Item 1.   Financial Statements                                      Page No.

                      Consolidated Balance Sheets at September 30, 2001
                      (unaudited) and December 31, 2000                              3

                      Consolidated Statements of Income for Three Months
                      ended September 30, 2001 and 2000 (unaudited)                  4

                      Consolidated Statements of Income for Nine Months
                      ended September 30, 2001 and 2000 (unaudited)                  5

                      Consolidated Statements of Cash Flows for Nine Months
                      ended September 30, 2001and 2000 (unaudited)                   6

                      Notes to Consolidated Financial Statements                  7-11

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                12-20

          Item 3.   Quantitative and Qualitative Disclosures
                    About Market Risk                                               20

PART II.             OTHER INFORMATION

          Item 1.   Legal Proceedings                                               21

          Item 2.   Changes in Securities and Use of Proceeds                       21

          Item 3.   Default upon Senior Securities                                  21

          Item 4.   Submission of Matters to a Vote of Security Holders             21

          Item 5.   Other Information                                               21

          Item 6.   Exhibits and Reports on Form 8-K                                21

SIGNATURE PAGE                                                                      22

                         PART I. FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                       SPIGADORO, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                            SEPTEMBER 30,            SEPTEMBER 30,      DECEMBER, 31
                                                                                 2001                     2001              2000
                                                                             (UNAUDITED)              (UNAUDITED)
                                                                         -----------------       --------------------   ------------

ASSETS                                                                      (THOUSANDS           (MILLIONS OF LIRE)
                                                                          OF DOLLARS)(1)
Current assets:
     Cash and cash equivalents                                         $            3,524                   7,502            26,476
     Accounts receivable trade, net of allowance
     for doubtful accounts of Lire 7,467 million as of
     September 30, 2001 and Lire 5,068 million                                     39,280                  83,628            53,535
     in December 31 ,2000
     Taxes receivable                                                               9,433                  20,083            17,547
     Inventories                                                                   13,847                  29,481            31,812
     Deferred income taxes                                                            586                   1,248             1,248
     Other current assets                                                           2,789                   5,937             4,106
                                                                       -------------------     -------------------     -------------
         Total current assets                                                      69,459                 147,879           134,724
Property, equipment and improvements, net                                          65,975                 140,460           146,265
Other assets:
     Intangible assets, at amortized cost                                          17,078                  36,360            38,728
     Other assets                                                                   2,088                   4,445             4,691
     Assets held for disposition                                                       28                      60               861
                                                                       -------------------     -------------------     -------------
                                                                       $          154,628                 329,204           325,269
                                                                       ===================     ===================     =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Short term borrowings                                             $           65,348                 139,126           108,198
     Current portion of long-term debt                                              4,468                   9,512             7,783
     Accounts payable                                                              39,192                  83,439            78,983
     Accrued payroll and social contributions                                       2,445                   5,205             7,948
     Other current liabilities                                                      3,835                   8,164             7,313
                                                                       -------------------     -------------------     -------------
         Total current liabilities                                                115,287                 245,446           210,225
Long-term debt, less current portion                                               14,481                  30,831            36,948
Employees and agents termination indemnities                                        8,269                  17,605            17,008
Deferred income taxes                                                               2,153                   4,584             4,866
Social contributions and income taxes payable                                       2,172                   4,625             4,653
                                                                       -------------------     -------------------     -------------
         Total liabilities                                                        142,363                 303,091           273,700
                                                                       -------------------     -------------------     -------------
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.01(Lire 21.29) par value,
         authorized 100,000,000, non issued
     Common stock, $.01(Lire 21.29) par value,
         authorized 100,000,000, issued 61,337,922
          in 2001 and 63,261,037 in 2000                                              555                   1,182             1,219
     Capital in excess of par value                                                28,643                  60,981            60,715
     Retained earnings                                                            (16,267)                (34,633)           (8,166)
     Accumulated other comprehensive income                                          (368)                   (784)           (1,566)
     Less treasury stock (102,000 shares)                                            (297)                   (633)             (633)
                                                                       -------------------     -------------------     -------------
         Total stockholders' equity                                                12,265                  26,113            51,569
                                                                       -------------------     -------------------     -------------
                                                                       $          154,628                 329,204           325,269
                                                                       ===================     ===================     =============

(1) Exchange rate: Lire 2,129 = U.S. $1 as of September 30, 2001, unaudited and presented for convenience purposes only.

                See Notes to Consolidated Financial Statements

                       SPIGADORO, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                                            THREE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                   -------------------------------------------------------------
                                                                          2001                    2001                   2000
                                                                       ----------              ----------              ---------
                                                                    (THOUSANDS                       (MILLIONS OF LIRE)
                                                                     OF DOLLARS)(1)
Net sales                                                          $          39,818                84,772                86,252
Cost of sales                                                                 32,165                68,480                69,373
                                                                   -----------------         -------------          ------------
Gross profit                                                                   7,652                16,292                16,879
                                                                   -----------------         -------------          ------------

Operating expenses:
     Selling expenses                                                          7,033                14,974                13,871
     General and administrative expenses                                       3,260                 6,940                 8,186
                                                                   -----------------         --------------         ------------
                                                                              10,293                21,914                22,057
                                                                   -----------------         --------------         ------------

Loss from operations                                                          (2,641)               (5,622)               (5,178)
                                                                   -----------------         --------------         ------------

Other income (expense):
     Interest expense                                                         (1,414)               (3,010)               (2,716)
     Interest income                                                              38                    80                   518
     Other, net                                                                 (252)                 (537)                  513
                                                                   -----------------         --------------         ------------
                                                                               1,199                (3,467)               (1,685)
                                                                   -----------------         --------------         ------------
Loss from continuing operations
before income taxes                                                           (4,269)               (9,089)               (6,863)

Income taxes                                                                    (104)                 (221)                  263
                                                                   ------------------         --------------         ------------

Loss from continuing operations                                               (4,373)               (9,310)               (6,600)

Loss from discontinued operations                                                (16)                  (33)                 (564)
                                                                   ------------------         --------------         ------------

Net loss                                                           $          (4,388)               (9,343)               (7,164)
                                                                   ==================         ==============         ============


Basic and diluted loss  per share
of common stock
     From continuing operations                                    $           (0.07)                 (152)                 (109)
                                                                   ==================        ==============          ============

     From discountinued operations                                 $              (0)                   (1)                   (9)
                                                                   ==================        ==============          ============

Weighted average number of
     common shares outstanding
      - basic and diluted                                                     61,120                61,120                60,726
                                                                   ==================        ==============           ===========


(1) Exchange rate: Lire 2,129 = U.S. $1 as of September 30, 2001, unaudited and presented for convenience purposes only.


                See Notes to Consolidated Financial Statements

                       SPIGADORO, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)



                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                     --------------------------------------------------------------
                                                                              2001                  2001                 2000
                                                                     --------------------     ----------------     ----------------
                                                                         (THOUSANDS                     (MILLIONS OF LIRE)
                                                                         OF DOLLARS)(1)

Net sales                                                            $           122,519              260,842               230,136
Cost of sales                                                                     98,051              208,751               181,365
                                                                     --------------------     ----------------      ----------------
Gross profit                                                                      24,467               52,091                48,771
                                                                     --------------------     ----------------      ----------------

Operating expenses:
     Selling expenses                                                             22,996               48,959                38,726
     General and administrative expenses                                           9,351               19,909                18,160
                                                                     --------------------     ----------------      ----------------
                                                                                  32,348               68,868                56,886
                                                                     --------------------     ----------------      ----------------

Loss from operations                                                              (7,880)             (16,777)               (8,115)
                                                                     --------------------     ----------------      ----------------

Other income (expense):
     Interest expense                                                             (4,296)              (9,147)               (6,240)
     Interest income                                                                  98                  208                 1,131
     Other, net                                                                       14                   29                29,630
                                                                     --------------------     ----------------      ----------------
                                                                                  (4,185)              (8,910)               24,521
                                                                     --------------------     ----------------      ----------------

Income (loss) from continuing operations
before income taxes                                                              (12,065)             (25,687)               16,406

Income taxes                                                                        (326)                (693)               (6,732)
                                                                     --------------------     ----------------      ----------------

Income (loss) from continuing operations                                         (12,391)             (26,380)                9,674

Loss from discontinued operations                                                    (41)                 (87)                 (754)
                                                                     --------------------     ----------------      ----------------

Net income (loss)                                                    $           (12,432)             (26,467)                8,920
                                                                      ===================     ================      ================


Earnings (loss)  per share of common stock
     From continuing operations                                      $             (0.20)                (431)                  159
       - Basic                                                        ===================     ================      ================
       - Diluted                                                     $             (0.20)                (431)                  159
                                                                      ===================     ================      ================

     From discountinued operations                                   $                (0)                  (1)                  (12)
       - Basic                                                        ===================     ================      ================
       - Diluted                                                     $                (0)                  (1)                  (12)
                                                                      ===================     ================      ================

Weighted average number of
     common shares outstanding
      - Basic                                                                     61,232               61,232                60,693
                                                                     ====================     ================      ================
      - Diluted                                                                   61,232               61,232                60,728
                                                                     ====================     ================      ================



(1) Exchange rate: Lire 2,129 = U.S. $1 as of September 30, 2001, unaudited and presented for convenience purposes only.

                See Notes to Consolidated Financial Statements

                       SPIGADORO, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                   NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                              -----------------------------------------------------
                                                                                    2001               2001                2000
                                                                              -------------------  -------------       ------------
                                                                              (THOUSANDS                    (MILLIONS OF LIRE)
                                                                               OF DOLLARS)(1)
Cash flows from operating activities:
     Net income (loss)                                                       $       (12,432)            (26,467)             8,920
     Less: loss from discontinued operations                                             (41)                (87)              (754)
                                                                              ---------------      --------------      -------------
     Income (loss) from continuing operations                                        (12,391)            (26,380)             9,674
     Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
         Gain on sale of securities                                                                                         (28,331)
         Common stock issued in connection with
          settlement                                                                     108                 229
         Loss on sale of tangible and intangible assets                                   71                 152
         Depreciation of equipment                                                     4,810              10,240              7,345
         Amortization of goodwill                                                      1,138               2,422              2,176
         Provision for employees and agents
          termination indemnities                                                        835               1,777              1,849
         Provision for doubtful accounts                                               1,248               2,657                802
         Deferred income taxes                                                        (1,324)             (2,818)             5,689
         Other non cash items, net                                                                                            1,777
         Payment of employees and agents
          termination indemnities                                                       (554)             (1,180)            (3,195)
         Stock issued for services                                                                                              392
     Changes in operating assets and liabilities:
         Accounts receivable trade                                                   (15,383)            (32,750)            16,899
         Inventories                                                                   1,095               2,331              1,452
         Accounts payable and other current liabilities                                2,093               4,456              4,846
         Accrued payroll and social contributions                                     (1,288)             (2,743)            (2,125)
         Other, net                                                                     (399)               (849)            (2,437)
                                                                              ---------------     ---------------      -------------
Net cash provided by (used in) operating activities                                  (19,942)            (42,456)            16,813
                                                                              ---------------     ---------------      -------------
Cash flows from investing activities:
     Acquisition of business, net of cash acquired                                                                          (24,819)
     Proceeds from sale of securities                                                                                        33,712
     Cost of sale of securities                                                                                                (611)
     Purchases of property, equipment and improvements                                (3,318)             (7,065)            (5,837)
     Proceeds from disposal of property, equipment
      and improvements                                                                 1,077               2,292                308
     Additions to intangible assets                                                     (133)               (284)            (1,417)
     Proceeds from disposal of intangible assest                                         254                 540
     Changes in assets held for disposition                                              376                 801
                                                                              ---------------     ---------------      -------------
Net cash provided by (used in) investing activities                                   (1,745)             (3,716)             1,336
                                                                              ---------------     ---------------      -------------
Cash flows from financing activities
     Proceeds from issuance of common stock                                                                                   3,600
     Purchase of treasury stock                                                                                                (251)
     Repayment of notes payable                                                                                             (15,601)
     Proceeds from long term debt                                                        353                 752             30,621
     Payment of long-term debt                                                        (2,415)             (5,141)            (4,445)
     Net change in short-term borrowings                                              14,527              30,928            (11,720)
                                                                              ---------------     ---------------      -------------
Net cash provided by (used in) financing activities                                   12,465              26,539              2,204
                                                                              ---------------     ---------------      -------------
Effect of exchange rate on cash                                                          310                 659              2,044
                                                                              ---------------     ---------------      -------------
Net increase (decrease) in cash and cash equivalents                                  (8,912)            (18,974)            22,397
Cash and cash equivalents, beginning of the period                                    12,436              26,476             15,999
                                                                              ---------------     ---------------      -------------
Cash and cash equivalents, end of period                                     $         3,524               7,502             38,396
                                                                              ===============     ===============      =============
Supplemental disclosure of cash flow information, cash
paid during the  period for:
     Interest                                                                $         3,966               8,441              4,486
                                                                              ===============     ===============      =============
     Income taxes                                                            $            87                 185              2,719
                                                                              ===============     ===============      =============



(1) Exchange rate: Lire 2,129 = U.S. $1 as of September 30, 2001, unaudited and presented for convenience purposes only.

                See Notes to Consolidated Financial Statements

                       SPIGADORO, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands of Dollars; in millions of Lire)


NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

           INTERIM FINANCIAL INFORMATION - The unaudited interim consolidated financial statements contain all adjustments consisting of normal recurring adjustments, which are, in the opinion of the management of Spigadoro, Inc. ("Spigadoro"), necessary to present fairly the consolidated financial position of Spigadoro as of September 30, 2001, and the consolidated results of operations and cash flows of Spigadoro for the periods presented. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Spigadoro's annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

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

           The consolidated financial statements of the Company, including U.S. Dollar information in the notes to the consolidated financial statements, have been translated into U.S. Dollars for the convenience of the readers and have been made at the rate of Italian Lire 2,129 to U.S. $1.00, approximating the Noon Buying rate of the Federal Reserve Bank of New York at September 30, 2001. All monetary amounts are in millions of Lire and thousands of U.S. Dollars excluding per share information. Such translation should not be construed as a representation that the Lire amounts could be converted into U.S. Dollars at that, or any other rate.

           INCOME (LOSS) PER COMMON SHARE - The Company complies with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share is computed by dividing income of the entity by the weighted average number of common shares outstanding for the period. Basic earnings per share excludes shares held in treasury and shares held in escrow pending release upon the occurrence of specified economic events. Shares held in treasury were 102,000 at September 30, 2001. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted income (loss) per common share is the same as basic income (loss) per common share for the nine months ended September 30, 2001 and the three months ended September 30, 2001 and 2000.

           NEW ACCOUNTING PRONOUNCEMENT- In June 2001, SFAS 142, "Goodwill and Other Intangible Assets", which replaces APB Opinion No. 17, was approved. SFAS 142, which will be published later this year, provides guidance on how to account for goodwill and intangible assets after the acquisition is complete. The Company has currently not determined the effect of this new standard.

NOTE 2 - ACQUISITIONS:

           In May 2000, Petrini acquired all of the issued and outstanding shares of Pastificio Gazzola S.p.A. (Gazzola). The aggregate purchase price including acquisition expenses was $12,854 (Lire 27,367). In addition, the Company issued 583,334 shares of its common stock to the parent company of Gazzola and received cash proceeds of $1,871 (Lire 3,985). The agreement provided for additional payments to the sellers of up to $4,697 (Lire 10,000) subject to certain conditions. The company has recently reached an agreement to settle a dispute regarding these amounts, together with amounts due to the former general manager under Italian law as a result of the termination of his employment, for an amount of $238,609 (Lire 508). With the execution of such agreement our obligation to make the additional payments to the former owners of Gazzola of up to $4.697 million (Lire 10 billion) has been extinguished.

           The acquisition was accounted for as a purchase and the purchase price was allocated on the basis of the relative fair value of the assets acquired and the liabilities assumed as follows:



                                                                         DOLLARS                 LIRE
                                                                      -----------------     -----------------

Purchase price                                                                $ 12,854                27,367
Gazzola net equity, April 30, 2000                                                 144                   307
                                                                      -----------------     -----------------

Total excess cost                                                             $ 12,710                27,060
                                                                      =================     =================


The excess cost was allocated as follows:
Property, plant and equipment                                                  $ 5,143                10,950
Allowance for doubtful accounts                                                 (1,106)               (2,354)
Inventories                                                                       (146)                 (310)
Deferred tax liabilities                                                          (370)                 (788)
Goodwill                                                                         9,188                19,562
                                                                      -----------------     -----------------

                                                                              $ 12,710                27,060
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

           The following unaudited pro forma condensed statements of operations for the nine months ended September 30, 2000 gives effect to the acquisition of Gazzola as if it occurred on January 1, 2000.


                                                                                   SEPTEMBER 30, 2000
                                                                           -----------------------------------
                                                                                (DOLLARS)           (LIRE)

Net sales                                                                         $ 119,384           254,169
                                                                           =================    ==============

Loss from continuing
 operations                                                                        $ (3,353)           (7,138)
                                                                           =================    ==============

Net loss                                                                           $ (7,135)          (15,190)
                                                                           =================    ==============

Loss per share, basic
 and diluted                                                                        $ (0.12)             (250)
                                                                           =================    ==============

Weighted average number
 of shares (in thousands)                                                            60,693            60,693
                                                                           =================    ==============


NOTE 3 -   COMPREHENSIVE INCOME (LOSS):


                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                    -----------------------------------------------------------
                                                          2001                 2001                 2000
                                                    -----------------    --------------------------------------
                                                       (THOUSANDS
                                                       OF DOLLARS)                 (MILLION OF LIRE)
Net income (loss)                                          $ (12,432)             (26,467)               8,920
Other comprehensive loss
 net of tax:
Foreign currency translation adjustment                          367                  782               (2,063)
                                                    -----------------    -----------------    -----------------

                                                           $ (12,064)             (25,685)               6,857
                                                    =================    =================    =================


                                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                                    -----------------------------------------------------------
                                                          2001                 2001                 2000
                                                    -----------------    --------------------------------------
                                                       (THOUSANDS
                                                       OF DOLLARS)                 (MILLION OF LIRE)
Net loss                                                    $ (4,388)              (9,343)              (7,164)
Other comprehensive loss
 net of tax:
Foreign currency translation adjustment                          645                1,373                 (327)
                                                    -----------------    -----------------    -----------------

                                                            $ (3,744)              (7,970)              (7,491)
                                                    =================    =================    =================


NOTE 4 - INVENTORIES:

           Inventories consisted of:

                                                      SEPTEMBER 30,        SEPTEMBER 30,         DECEMBER 31,
                                                          2001                 2001                 2000
                                                    -----------------    --------------------------------------
                                                       (THOUSANDS
                                                       OF DOLLARS)                (MILLIONS OF LIRE)

Raw materials and consumables                                $ 8,930               19,012               19,850
Work-in-process                                                  123                  261                  195
Finished goods                                                 4,795               10,208               11,767
                                                    -----------------    -----------------    -----------------

                                                            $ 13,847               29,481               31,812
                                                    =================    =================    =================




NOTE 5 -   INFORMATION BY SEGMENT:

           The Company manages its business on a segment basis. The significant segments operated by the Company consist of: (i) pasta and other food products, (ii) animal feed and other activities. Information related to the significant segments is reported below for the nine months period ended September 30, 2001 and 2000. The Company evaluates its segments performances based on the EBITDA and the income from operations. The accounting policies of the segment are substantially the same as those described in Note 1.



                                                         PASTA AND        ANIMAL FEED
                                                         OTHER FOOD       AND OTHER                 TOTAL
                                                          PRODUCTS         ACTIVITIES              COMPANY
                                                      -----------------   ------------------   -----------------
Three months ended September 30, 2001:
(thousands of Dollars)

Total revenue                                                   16,216               23,603              39,818
Depreciation and amortization                                    1,245                  753               1,997
EBITDA                                                          (1,932)               1,037                (896)
Income (loss) from operations                                   (3,178)                 538              (2,641)
Identifiable long-term assets (property,
 plant and equipment and intangibles)                             (817)                  54                (763)
Capital expenditures                                               459                  669               1,128

Nine months ended September 30, 2001:
(thousands of Dollars)

Total revenue                                                   50,080               72,439             122,519
Depreciation and amortization                                    3,619                2,330               5,948
EBITDA                                                          (3,355)               1,423              (1,932)
Loss from operations                                            (6,975)                (906)             (7,880)
Identifiable long-term assets (property,
 plant and equipment and intangibles)                           48,370               17,605              65,975
Capital expenditures                                             1,320                1,998               3,318

                                                         PASTA AND          ANIMAL FEED
                                                         OTHER FOOD          AND OTHER             TOTAL
                                                          PRODUCTS           ACTIVITIES            COMPANY
                                                      -----------------   ------------------   -----------------
Three months ended September 30, 2001:
(millions of Lire)

Total revenue                                                   34,523               50,249          84,772
Depreciation and amortization                                    2,650                1,600           4,250
EBITDA                                                          (4,114)               2,205          (1,909)
Income (loss) from operations                                   (6,767)               1,145          (5,622)
Identifiable long-term assets (property,
 plant and equipment and intangibles)                           (1,739)                (496)         (2,235)
Capital expenditures                                               978                1,424           2,402

Nine months ended September 30, 2001:
(millions of Lire)

Total revenue                                                  106,620              154,222         260,842
Depreciation and amortization                                    7,704                4,958          12,662
EBITDA                                                          (7,142)               3,056          (4,086)
Loss from operations                                           (14,849)              (1,928)        (16,777)
Identifiable long-term assets (property,
 plant and equipment and intangibles)                          102,980               73,840         176,820
Capital expenditures                                             2,810                4,255           7,065

Three months ended September 30, 2000:
(millions of Lire)

Total revenue                                                   39,363               46,889          86,252
Depreciation and amortization                                    2,554                1,675           4,229
EBITDA                                                             121                 (557)           (436)
Loss from operations                                            (2,433)              (2,745)         (5,178)
Identifiable long-term assets (property,
 plant and equipment and intangibles)                            1,097               (1,802)           (705)
Capital expenditures                                             2,145                  157           2,302

Nine months ended September 30, 2000:
(millions of Lire)

Total revenue                                                   89,527              140,609         230,136
Depreciation and amortization                                    4,777                4,744           9,521
EBITDA                                                             (51)               3,009           2,958
Loss from operations                                            (4,828)              (3,287)         (8,115)
Identifiable long-term assets (property,
 plant and equipment and intangibles)                          106,194               74,383         180,577
Capital expenditures                                             4,158                1,679           5,837

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

In May 2000, through our wholly-owned subsidiary, Petrini S.p.A., we acquired all of the issued and outstanding shares of Pastificio Gazzola S.p.A. The aggregate purchase price was approximately Lire 27.4 billion ($12.8 million) in cash.

Our animal feed business produces feed for industrial breeders, family owned breeding farms and domestic pets. Our pasta and flour business produces both branded and private label traditional, specialty and diet pastas and flours for the use of bakery industry.

Since substantially all of our operations are currently in Italy, our functional currency is the Italian Lire. Therefore, our financial statements are presented in Lire for financial statement reporting. All amounts stated in US Dollars have been translated into US Dollars for the convenience of the reader at the rate of Lire 2,129 = US $1.00, which approximates the Noon Buying rate of the Federal Reserve Bank of New York on September 30, 2001. In the following discussions, most percentages and Lire and US Dollar amounts have been rounded to aid presentation. As a result, all such figures are approximations.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 2000.

NET SALES. Net sales for the third quarter 2001 decreased by 1.7% to Lire 84.8 billion ($39.8 million) from Lire 86.3 billion ($40.5 million) for the third quarter 2000. Net sales for animal feed for the third quarter 2001 increased by 7.2% to Lire 50.2 billion ($23.6 million) compared to Lire 46.9 billion ($22.0 million) for the third quarter 2000, primarily due to sales price increases we started implementing last year and a 1.5% increase in volumes sold to 97,361 tons. Net sales of our food division for the third quarter 2001 decreased by 12.3% to Lire 34.5 billion ($16.2 million) from Lire 39.4 billion ($18.5 million) for the third quarter 2000 primarily due to a 18.6% decrease in net sales to 18.6 billion ($8.7 million) and a 24.2% decrease in volumes sold at our Gazzola subsidiary. These decreases at Gazzola were partially due to the fact that during the third quarter 2000, Gazzola sold 2,940 tons through an auction organized by a government agency for humanitarian purposes at very low prices. Excluding these non-recurring unprofitable sales in 2000, Gazzola lost 13.2% in volumes and 10.6% in net sales during the third quarter 2001. However, in an ongoing effort to improve margins at Gazzola, Gazzola recorded a 3% increase in its average selling price during the third quarter 2001. The increase in average selling prices and the decrease in volumes and sales is primarily a result of the elimination of certain unprofitable contracts and price increases that we began to implement in the third quarter 2001 that are producing positive effects on the average selling price but are causing some volume losses. Excluding the effect of Gazzola, the food division volumes for the third quarter 2001 decreased by 4.5% while net sales decreased by 3% primarily as a result of a 17% decrease in pasta volumes partially offset by a 4.9% increase in flour volumes and a 3.3% increase in the average selling price of flour. The volume losses in the Petrini pasta business are primarily due to price increases implemented in response to increases in raw material costs (durum wheat flour). Although these price increases have increased average selling prices during the third quarter 2001 compared to the second quarter 2001, volumes have also decreased due to competitive pressures. Volume losses at Petrini were also partially attributable to a restructuring of Petrini's supply chain in Italy that resulted in certain production shortages in the third quarter 2001 and a restructuring of Petrini's U.S. subsidiary to focus exclusively on food service which resulted in a decrease in volumes sold.

GROSS PROFIT. Gross profit for the third quarter 2001 decreased by 3.5% to Lire 16.3 billion ($7.7 million), or 19.2% of net sales, from Lire 16.9 billion ($7.9 million), or 19.6% of net sales, for the third quarter 2000. Gross margins in the animal feed sector during the third quarter 2001 increased to 28% compared to 25% in the prior year period due to the increased selling prices and to the good volume performance as described above. Gazzola gross profit for the third quarter 2001 decreased by 68.6% due to the net sales loss and a 20% increase in energy costs. Excluding the effect of Gazzola, the gross margins of the food division were 18% during the third quarter 2001 compared to 26% in the prior year period, principally due to a significant increase in raw material costs (+15%) and the volume losses in the Petrini pasta business only partially offset by the price increases and strong performance of the flour business, as described above.

OPERATING EXPENSES. Operating expenses relating to the Petrini and Gazzola operations (stand-alone) in the third quarter 2001 increased by 1.3% to Lire
20.7 billion ($9.7 million) from Lire 20.4 billion ($9.6 million) in the third quarter 2000. Third quarter 2001 operating expenses included, as a one-time expense, severance payments of Lire 0.7 billion ($400,000). Distribution costs in the third quarter 2001 increased by 5.9% versus the comparable 2000 period as a consequence of our 2000 restructuring plan in the animal feed business and higher transportation rates. During 2000, we closed a production site in the south of Italy, we substantially decreased the activity in another production site and we started serving our customers in those geographical areas from other production sites. This produced certain savings in purchasing of raw materials and in production costs, but generated higher transportation costs. As a percentage of net sales, operating expenses increased to 24.4% in the third quarter 2001 from 23.7% in the prior year period. Consolidated operating expenses for the third quarter 2001 decreased by 0.6% to Lire 21.9 billion ($10.3 million), or 25.9% of net sales, from Lire 22.1 billion ($10.4 million) for the third quarter 2000, or 25.6% of net sales, primarily due to the reasons explained above.

INCOME (LOSS) FROM OPERATIONS. Loss from operations at Petrini and Gazzola (stand-alone) amounted to Lire 4.0 billion ($1.9 million) during the third quarter 2001 as compared to income from operations of Lire 3.1 billion ($1.5 million) during the comparable 2000 period. This decrease was primarily due to increases in raw material costs and to the decrease in net sales during the 2001 period as explained above. Consolidated loss from operations for the third quarter 2001 amounted to Lire 5.6 billion ($2.6 million) compared to loss from operations of Lire 5.2 billion ($2.4 million) for the third quarter 2000, due to the reasons discussed above.

INTEREST EXPENSE. Interest expense for the third quarter 2001 increased to Lire 3.0 billion ($1.4 million) from Lire 2.7 billion ($1.3 million) for the third quarter 2000 as a result of increased levels of debt resulting from a reduced level of factoring.

OTHER INCOME (EXPENSE). Other expense for the third quarter 2001 was Lire 0.5 billion ($250,000), while in the third quarter 2000 we recorded other income of Lire 0.5 billion ($240,000). This decrease in the 2001 period is primarily due to expenses associated with the closure of our executive offices in Milan, Italy and to a loss arising from the Petrini Food International consolidation due to exchange rate differences, while the other income in the 2000 period was primarily related to exchange rate gains.

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES. Loss from continuing operations before taxes for the third quarter 2001 amounted to Lire 9.1 billion ($4.3 million) compared to a loss of Lire 6.9 billion ($3.2 million) for the third quarter 2000. Loss before taxes for the third quarter 2001 is primarily due to a decrease in gross profit, an increase in interest expenses and a decrease in other income, partially offset by a decrease in operating expenses as described above.

NET INCOME (LOSS). Net loss for the third quarter 2001 amounted to Lire 9.3 billion ($4.4 million) compared to net loss of Lire 7.2 billion ($3.4 million) for the third quarter 2000. Net loss for the third quarter 2001 was primarily the result of the loss from operations due to the factors set forth above and an increase in net interest expense together with a decrease in other income. Income taxes for the third quarter 2001 amounted to Lire 0.2 billion ($100,000) compared to a credit for income taxes of Lire 0.3 billion ($120,000) for the third quarter 2000. For the third quarter 2001 we recorded taxes on income even though we recorded a net loss. These taxes are mainly related to the Italian regional income tax
(IRAP) that does not permit a deduction for salaries and interest costs.

EBITDA. EBITDA relating to the Petrini and Gazzola operations (stand-alone) in the third quarter 2001 decreased to a negative Lire 0.3 billion ($150,000) from a gain of Lire 0.5 billion ($240,000) in the third quarter 2000. This decrease was primarily due to a decrease in gross profit as explained above. Consolidated EBITDA for the third quarter 2001 decreased to a negative Lire
1.9 billion ($910,000) from a negative Lire 0.4 billion ($200,000) for the third quarter 2000 due the reasons discussed above. EBITDA should not be considered an alternative to income from operations, net income, cash flow or any other measure of performance as determined in accordance with generally accepted accounting principles, as an indicator of operating performance or as a measure of liquidity.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000.

We acquired Gazzola on May 3, 2000 and therefore our results of operations for the nine months ended September 30, 2001 include the Gazzola operations for the entire period, while our results of operations for the nine months ended September 30, 2000 include the operations of Gazzola for five months only. As a result, all revenue and expense accounts in the following discussion for the nine months ended September 30, 2001 are proportionately higher than the corresponding results during the nine months ended September 30, 2000.

NET SALES. Net sales for the nine months ended September 30, 2001 increased by 13.3% to Lire 260.8 billion ($122.5 million) from Lire 230.1 billion ($108.1 million) for the nine months ended September 30, 2000 primarily due to the Gazzola sales which were included for the full nine months in 2001 but only five months in 2000, and an increase in sales in our animal feed division. Net sales for animal feed for the nine months ended September 30, 2001 increased by 9.7% to Lire 154.2 billion ($72.4 million) from Lire 140.6 billion ($66 million) for the nine months ended September 30, 2000, while the sales volume increased by 3.7% to 299,384 tons in the current year period compared to 288,750 tons in the prior year period. Net sales for pasta and flour for the 2001 nine months increased by 19.1% to Lire 106.6 billion ($50.1 million) from Lire 89.5 billion ($42.1 million) for the 2000 nine months as a result of a 14.7% increase in sales volumes from 91,693 tons in the 2000 nine months period to 105,147 tons in the 2001 corresponding period. These increases were primarily due to Gazzola sales in the nine months ended September 30, 2001, which were included in the prior year period for five months only. The increase in food sales was partially offset by a change in product mix with an increase of sales of lower priced products and therefore a decrease in overall average selling prices resulting from high competition in the markets in which Gazzola operates. Sales of our Gazzola operation are primarily made to customers within Europe in the private label sector. Petrini pasta volumes for the nine months ended September 30, 2001 decreased by 4.4% mainly due to the volume losses recorded in the third quarter 2001 as a consequence of the market reactions to the Petrini pasta price increase, to the volume losses in the U.S. and to the production shortage caused by the supply chain restructuring as explained above.

GROSS PROFIT. Gross profit for the nine months ended September 30, 2001 increased by 6.8% to Lire 52.1 billion ($24.5 million), or 20% of net sales, from Lire 48.8 billion ($22.9 million), or 21.2% of net sales, for the nine months ended September 30, 2000. This increase in absolute gross profit was partially due to the inclusion of Gazzola sales in the nine months ended September 30, 2001 while in the previous year period only five months were included. However, the inclusion of Gazzola sales in the nine months ended September 30, 2001 caused a 4.0% decrease in the gross margin as a percentage of sales. Although Gazzola's margins have improved to 8.8% in the nine months ended September 30, 2001 from 5.2% in fiscal 2000, strong competitive pressures in the private label sector have not yet allowed Gazzola to re-establish its margins at levels achieved during the end of 1999 (16.9%). There can be no assurance when, if ever, Gazzola will be able to re-establish such margins. Excluding the effect of Gazzola, the gross margin of the food division was 20% during the first nine months of 2001 compared to 25% in the 2000 nine month period, principally due to the volume losses recorded in the third quarter 2001 as a consequence of the market reactions to the Petrini pasta price increase, to the volume losses in the U.S. and to the production shortage caused by the supply chain restructuring as explained above. In addition, there was a significant increase in energy costs (15% higher than the nine months ended September 30, 2000 resulting in additional costs of approximately Lire 0.3 billion ($120,000)), and an increase in raw material costs of 5.4% versus the comparable 2000 period that was only partially offset by price increases. Gross margins in the animal feed sector during the 2001 nine months were in line with the prior year period at approximately 26%.

OPERATING EXPENSES. Operating expenses relating to the Petrini and Gazzola operations (stand-alone) in the nine months ended September 30, 2001 increased by 24.2% to Lire 66.3 billion ($31.1 million), or 25.4% of net sales, from Lire 53.4 billion ($21.1 million), or 23.2% of net sales, in the nine months ended September 30, 2000. This increase was primarily due to the inclusion of a full nine months of Gazzola operating expenses in 2001 whereas the 2000 period included only five months of corresponding expenses. In addition, we also recorded during the 2001 nine months, as one-time expense, the severance payment made to our former Chief Operating Officer for Lire 0.7 billion ($330,000) and we accrued Lire 0.5 billion ($230,000) for an additional payment to be carried out on December 31, 2002, subject to certain conditions. We also increased during the second quarter 2001 our bad debts accrual by an additional Lire 1 billion ($470,000), as we expect some receivables will remain unpaid due to market conditions. Distribution costs in Petrini in the nine months ended September 30, 2001 increased by 12% versus the comparable 2000 period as a consequence of our 2000 restructuring plan in the animal feed business and higher transportation rates. During 2000 we closed a production site in the south of Italy, we substantially decreased the activity in another production site and we started serving our customers in those geographical areas from other production sites. This produced certain savings in purchasing of raw materials and in production costs, but generated higher transportation costs. Consolidated operating expenses for the nine months ended September 30, 2001 increased by 21.1% to Lire 68.9 billion ($32.3 million), or 26.4% of net sales, from Lire 56.9 billion ($26.7 million) for comparable 2000 period, or 24.7% of net sales, due to the inclusion of Gazzola for the full period and the other aspects as explained above.

INCOME (LOSS) FROM OPERATIONS. Loss from operations at Petrini and Gazzola (stand-alone) amounted to Lire 12.8 billion ($6.0 million) during the nine months ended September 30, 2001 as compared to a loss from operations of Lire
3.2 billion ($1.5 million) during the comparable 2000 period. This increase was attributable to the combined effect of lower margins as a percentage of net sales, higher raw material costs and higher operating expenses, partially offset by higher absolute gross profit, as explained above. Consolidated loss from operations for the nine months ended September 30, 2001 amounted to Lire
16.8 billion ($7.9 million)
compared to loss from operations of Lire 8.1 billion ($3.8 million) for the comparable 2001 period, due to the reasons discussed above.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2001 increased to Lire 9.1 billion ($4.3 million) from Lire 6.2 billion ($2.9 million) during the nine months ended September 30, 2000. This increase was the result of increased levels of debt, including additional debt incurred in connection with our acquisition of Gazzola and a reduced level of factoring. The increase in interest expense was partially offset by interest income of Lire 0.2 billion ($100,000) from cash investments.

OTHER INCOME (EXPENSE). Other income for the nine months ended September 30, 2001 decreased to a negligible amount from other income of Lire 29.6 billion ($13.9 million) for the comparable 2000 period. This decrease is primarily due to the fact that the 2000 period includes the proceeds from the sale of all of our Algo Vision shares, which resulted in a one-time net gain of Lire 28.3 billion ($13.3 million).

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES. Loss from continuing operations before taxes for the nine months ended September 30, 2001 amounted to Lire 25.7 billion ($12.1 million) compared to income of Lire 16.4 billion ($7.7) for the comparable 2000 period. Loss before taxes for the first quarter 2001 is primarily due to an increase in operating and interest expenses and a decrease in other income as explained above, partially offset by an increase in absolute gross profit, as described above.

NET INCOME (LOSS). Net loss for the nine months ended September 30, 2001 amounted to Lire 26.5 billion ($12.4 million) compared to net income of Lire
8.9 billion ($4.2 million) for the comparable 2000 period. Net loss for the nine months ended September 30, 2001 was primarily the result of the loss from operations due to the factors set forth above, an increase in net interest expense and a reduction in other income, partially offset by a reduction in income taxes. Income tax for the nine months ended September 30, 2001 amounted to Lire 0.7 billion ($300,000) compared to income taxes of Lire 6.7 billion ($3.2 million) for the nine months ended September 30, 2000. For the nine months ended September 30, 2001 we recorded taxes on income even though we recorded a net loss. These taxes are mainly related to the Italian regional income tax (IRAP), which does not permit a deduction for salaries and interest costs.

EBITDA. EBITDA relating to the Petrini and Gazzola operations (stand-alone) in the nine months ended September 30, 2001 decreased to negative Lire 2 billion ($900,000) from positive Lire 4.5 billion ($2.1 million) in the comparable 2000 period. This decrease was primarily due to an increase in operating expenses partially offset by an increase in gross profit as explained above. Consolidated EBITDA for the nine months ended September 30, 2001 decreased to negative Lire 4.1 billion ($1.9 million) from a gain of Lire 3.0 billion
($1.4 million) for the nine months ended September 30, 2000 due the reasons discussed above. EBITDA should not be considered an alternative to income from operations, net income, cash flow or any other measure of performance as determined in accordance with generally accepted accounting principles, as an indicator of operating performance or as a measure of liquidity.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, our cash and cash equivalents decreased to Lire 7.5 billion ($3.5 million) from Lire 26.5 billion ($12.4 million) at December 31, 2000.

Net cash used in operating activities was Lire 42.5 billion ($20 million) during the nine months ended September 30, 2001 compared to net cash provided by operating activities of Lire 16.8 billion ($7.9 million) during the comparable 2000 period. Cash used in operating activities was primarily the result of an increase in accounts receivable, net of allowance for doubtful accounts, in the amount of Lire 30.1 billion ($14.1 million) due to a reduced usage of factoring credit lines during 2001.

Net cash used in investing activities amounted to Lire 3.7 billion ($1.7 million) for the nine months ended September 30, 2001 compared to net cash provided by investing activities of Lire 1.3 billion ($630,000) for the prior year period. Cash was used in investing activities primarily for purchases of equipment and improvements. Cash provided by investing activities for the 2000 period was primarily the result of a one-time gain from the sale of all of our Algo Vision shares offset by the cash portion of the purchase price for the Gazzola acquisition.

Net cash provided by financing activities in the nine months ended September 30, 2001 was Lire 26.5 billion ($12.5 million) compared to net cash provided by financing activities of Lire 2.2 billion ($1 million) in the comparable 2000 period. Cash provided by financing activities was primarily the result of a net increase in short term debt of Lire 30.9 billion ($14.5 million), which was due to increased working capital needs (primarily the financing of receivables) partially offset by the repayment of long term debt in the amount of 5.1 billion ($2.4 million).

At September 30, 2001, our total indebtedness increased to Lire 179.5 billion ($84.3 million) compared to Lire 152.9 billion ($71.9 million) at December 31, 2000 primarily due to additional short-term debt incurred to finance the increase in accounts receivable.

At September 30, 2001 we had short-term debt in the aggregate amount of Lire
139.1 billion ($65.3 million) comprised of borrowings under short-term credit facilities, indebtedness assumed in the acquisition of Petrini, and Lire 45.0 billion ($21.1 million) of a syndicated credit facility drawn down in connection with the Gazzola acquisition which was originally scheduled to mature in October 2001 but was extended for a period of 60 days. We maintain unsecured short-term credit facilities with over 20 Italian banks. These facilities are typically available for terms up to one year and accrue interest at rates that fluctuate relative to the official Italian rate of discount. At September 30, 2001, the aggregate amount outstanding under these short-term credit facilities was Lire 115.6 billion ($54.3 million), and Lire
18.2 billion ($8.5 million) was unused and available for borrowing. Borrowings under these facilities are used to support our Italian operations and are typically serviced by cash flow from operations. At September 30, 2001, all of the promissory notes issued in the acquisition of Petrini had been repaid except for a portion of a $6.3 million promissory note payable to Gruppo Spigadoro N.V., the principal stockholder of the Company. At September 30, 2001, Lire 11.3 billion ($5.3 million) remained outstanding under such note (including accrued interest). The Gruppo Spigadoro note was originally scheduled to mature on December 31, 2000, but the remaining amount outstanding under such note was converted into a demand promissory note.

At September 30, 2001, we had long-term debt (including current portion) in the aggregate amount of Lire 40.3 billion ($18.9 million). The debt matures over varying terms through 2011 and accrues interest either at fixed annual interest rates ranging from 1.9% to 11.35% or variable rates based upon various interest rate measures. Substantially all of the long-term debt is secured by liens on our assets. A portion of the long-term debt is subsidized by government agencies.

We have entered into a factoring arrangement whereby we sell a portion of our accounts receivable without recourse. A portion of the proceeds of this arrangement has been used to pay short-term and long-term indebtedness while the remaining proceeds have been used for working capital purposes.

As of September 30, 2001, of the Lire 60 billion ($28.2 million) working capital facility secured in April 2000 that was originally scheduled to mature in October 2001 (but has been extended for 60 days), we have drawn down Lire
45.0 billion ($21.1 million) of this facility, and Lire 15.0 billion ($7.0 million) has been cancelled. We will be required to refinance the outstanding portion of such facility prior to its maturity, and we are currently engaged in discussions related to a potential medium-long term refinancing facility.

Moreover, the upcoming maturity of this $21.1 million short-term credit facility has led our banks to temporarily restrict our access to our factoring lines, as well as other unused lines of credit required by us to support working capital needs in connection with day-to-day operations. Such lines of credit are vital to the maintenance of the Company's operations and liquidity.

We are currently negotiating with our banks regarding both a refinancing of the $21.1 million credit facility and a restoration of our access to unused working capital lines of credit and factoring facilities. With respect to the $21.1 million credit facility, we have received verbal indications from banks in the consortium holding an aggregate of in excess of $20 million of the facility that they are willing to participate in the refinancing. However, certain of these banks have indicated that their participation is contingent upon all banks in the consortium agreeing to participate. Notwithstanding the fact that we have not yet received indications from a few of the smaller members of the consortium, we anticipate that we will be able to refinance the $21.1 million facility on terms acceptable to us. However, we currently have no firm agreements or arrangements to do so, and our inability to secure such financing on terms acceptable to us would have a material adverse effect on our operations, financial condition and liquidity. We also anticipate that a successful refinancing of this credit facility will enable us to regain access to our other working capital lines of credit. However, the failure either to restore access to our working capital lines of credit within the near future or to achieve a favorable conclusion to our refinancing negotiations within the 60 day extension period would have a material adverse effect on our operations, financial condition and liquidity.

In connection with our negotiations with the banks, the banks have requested that we inject additional equity into Petrini, the debtor under the $21.1 million credit facility. As a result, the Vertical Group (through its affiliate Bebington Holdings N.V.) and Carlo Petrini, two of our principal shareholders, have extended to Spigadoro loans in the amount of approximately $3.0 million and $3.6 million, respectively. Provided that an agreement is reached with the banks regarding the refinancing and restoration of access to our credit facilities, such money will be utilized by Spigadoro to increase its equity in Petrini. Each loan bears interest at 6% and will mature on the earlier of (i) December 31, 2002 or (ii) the completion by Spigadoro or any of its subsidiaries of (A) an offering of equity securities or (B) a sale of assets, in either case in which Spigadoro or such subsidiary realizes at least $20,000,000 of gross proceeds. All of the Bebington note and approximately $1.4 million of the Carlo Petrini note will be automatically convertible into shares of Spigadoro, at a conversion price equal to 85% of the average closing sale price of Spigadoro Common Stock, if such note is not repaid prior to the maturity date. The remaining portion of the Carlo Petrini note will be assumed by Petrini S.p.A. if not paid by Spigadoro prior to the maturity date. In the event that we are unable to reach agreement with the banks regarding our outstanding credit facilities, Bebington and Carlo Petrini will have the option of demanding repayment of the promissory notes immediately.

In addition, Gruppo Spigadoro has agreed to extend the maturity of its $5.3 million promissory note, which originally matured in December 2000, until December 2002. In exchange for the extension of this debt, our management has agreed to issue to Gruppo Spigadoro 3,000,000 shares of Common Stock, subject to approval by our Board of Directors.

In the event that we successfully conclude our negotiations regarding a refinancing of the $21.1 million credit facility and regain access to our other unused credit facilities, we would anticipate that our funds, including cash generated from operations together with amounts available under our credit facilities and factoring arrangements, should be sufficient to finance our working capital requirements and our capital and debt service requirements for the next 12 months, depending on acquisitions. In addition, we believe that our current allocation between long-term debt and short-term debt is not optimized, and the proposed refinancing currently under negotiation is consistent with our desire to allocate a greater portion of out total debt to long-term debt. Notwithstanding such negotiations, we have no present commitments or arrangements to obtain any additional funds and we cannot predict whether additional funds will be available on terms acceptable to us or at all. If we cannot obtain funds when required, the growth of our business may be adversely affected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 12, 2001, we issued 201,885 shares of our common stock to the former shareholder of Columbus Computer Handel, our discontinued computer subsidiary. The shares were issued in settlement of certain obligations remaining pursuant to the original purchase agreement with such shareholder.

The above transaction was a private transaction not involving a public offering and was exempt from the registration provisions of the Securities Act of 1933 under Section 4(2) of the Securities Act. The sale of such securities was without the use of an underwriter, and the certificate for the shares contains a restrictive legend permitting the transfer of such securities only upon registration of the shares or an exemption under the Securities Act.

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

                                            SPIGADORO, INC.

                                                      By: /s/ Riccardo Carelli
                                                      Riccardo Carelli
                                                      Chief Executive Officer

                                                      By: /s/ Larino Teruzzi
                                                      Larino Teruzzi
                                                      Chief Financial Officer

Date:  November 16, 2001