Form 10-K
period 2001-12-31
SPIGADORO INC
filed 2002-04-16
CIK 1029443

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                                 SPIGADORO, INC.
                         70 EAST 55TH STREET, 24TH FLOOR
                            NEW YORK, NEW YORK 10022
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 754-4271

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS:               NAME OF EACH EXCHANGE ON WHICH REGISTERED:
COMMON STOCK, $0.01 PAR VALUE              AMERICAN STOCK EXCHANGE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the close of business on March 28, 2002 was approximately $3,000,000.

As of March 28, 2002, 67,628,016 shares of the registrant's common stock, $0.01 par value (excluding treasury shares), were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to our Proxy Statement with respect to our Annual Stockholders Meeting to be held in 2002.

                                     PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may," "expects," "believes," "anticipates," "intends," "projects," or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties that could cause actual results to differ materially from those described or implied in such forward-looking statements. Readers are cautioned not to place undue reliance upon any forward-looking statements contained in this Form 10-K, which speak only as of the date the statements are made. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-K to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Risk Factors" and elsewhere in, or incorporated by reference into this Form 10-K. These factors include, among others, the following: Vertical Financial Holdings and affiliated entities control Spigadoro; our substantial debt may adversely affect our ability to obtain additional funds and increase our vulnerability to economic or business downturns; if we do not obtain sufficient additional funds our ability to continue operating in the ordinary course may be impaired; our strategy of acquiring other companies for growth may not succeed and may adversely affect our financial condition, results of operations and cash flows; intense competition in the pasta and animal feed industries may adversely affect operating results; fluctuations in raw material costs could adversely affect our operating results; our business may be adversely affected by risks associated with foreign operations; and other risks.

ITEM 1. BUSINESS

(a) General Development of Business

We produce and sell pasta and flour products and animal feed. Our pasta and flour business produces traditional, specialty, and health and diet pastas, as well as flours for use by the bakery industry. Our pasta product line consists of over 150 products that are marketed primarily under the brand name "Spigadoro" and approximately 100 products marketed by our private label division. Our animal feed business produces animal feed for industrial breeders, family-owned breeding farms and domestic pets. We offer over 600 animal feed products primarily under the brand name "Petrini."

Since January 1, 2001, we:

     o retained Riccardo Carelli, a former CEO of Barilla, to serve as CEO of Spigadoro;

     o acquired 100% of the stock of Pastificio Etrusco S.p.A. for stock valued at approximately $5,000,000, or 3,372,094 shares of stock (subject to adjustment in December 2003 and December 2004) based upon a contractually guaranteed valuation of $1.50 per share. The market value of our common stock immediately prior to the closing was $0.29 per share and $0.14 on April 12, 2002. Etrusco's sales for fiscal 2001 were approximately $11.5 million. The principal motivating factors for the acquisition were (1) the opportunity to create production efficiencies by consolidating our pasta production in the modern facility operated by Etrusco in Foligno, near our facility in Bastia, and (2) the opportunity to gain entry into the organic food niche. To date, we have transferred approximately 83% of the pasta production from our Bastia facility to the more efficient facility of Etrusco, and anticipate that such consolidation of production will generate substantial annual cost savings. We have also changed the name of Etrusco, which is a wholly-owned subsidiary of Petrini, to Spigadoro Food S.p.A.;

     o reached an agreement with a consortium of Italian banks that provides for an extension of our Euro 23.2 million ($20.6 million) working capital facility for a period of 24 months from October 2001; provided, that we will be required to repay approximately 10% of the principal amount in April 2003, 50% of the outstanding principal amount in June 2003, and the remaining outstanding balance in October 2003.

     o    adopted the Euro as our functional currency.

See "Business - Recent Transactions."

We have incurred net losses of Euro 21.8 million ($19.3 million) and Euro 4.6 million ($4.1 million) for Fiscal 2001 and Fiscal 2000, respectively. Although we have taken several actions to reverse these losses, there can be no assurance that our efforts will be successful. At December 31, 2001, we had a working capital deficit of Euro 28.6 million ($25.3 million) and we will require sufficient additional funds to continue our current operations. Our auditors have included an explanatory paragraph in their report that raises doubt about our ability to continue as a going concern. See "Risk Factors--Risks Affecting Our Operations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

We were incorporated in Delaware in September 1996. Our address is 70 East 55th Street, 24th Floor, New York, New York 10022 and our telephone number is (212) 754-4271. Unless the context otherwise requires, "we" or "Spigadoro" refers to Spigadoro, Inc., the Delaware corporation, and our subsidiaries; "Petrini" refers to Petrini S.p.A., an Italian corporation and wholly-owned subsidiary of Spigadoro; Gazzola refers to Pastifico Gazzola S.p.A., an Italian corporation and wholly-owned subsidiary of Petrini; and Spigadoro Food refers to Spigadoro Food S.p.A. (formerly Pastificio Etrusco S.p.A.), an Italian corporation and wholly-owned subsidiary of Petrini.

All amounts stated in US Dollars in the description of our business have been translated into US Dollars for the convenience of the reader at the rate of Euro
1.129 = US $1.00, which approximates the Noon Buying rate of the Federal Reserve Bank of New York of Euro for US Dollars on December 31, 2001. See "Note 1 of the Notes to the Consolidated Financial Statements of Spigadoro."

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

Our pasta and flour business produces both branded and private label traditional, specialty, and health and diet pastas, as well as flours for use by the bakery industry. Our branded pasta product line consists of over 150 products that are primarily marketed under the brand name "Spigadoro." Through our Gazzola subsidiary, we are also one of the largest manufacturers of private label pasta in Europe. Gazzola produces over 100 private label pasta products.

We sell our branded pasta products directly and through independent sales agents principally through two distribution channels:

     o retail distribution which supply shops and supermarkets that sell our pasta products to consumers; and

     o food service distribution which supply restaurants, hotels, schools and hospitals.

A substantial portion of our private label pasta products are exported by our Italian based Gazzola subsidiary throughout Europe, with a particularly strong presence in France and Germany. These products are sold directly and through independent agents to:

     o    supermarkets, including some of Europe's largest chains; and

     o    importer distributors.

Our private label pasta products customers include some of the largest supermarket chains in Europe as well as large industrial groups, such as Barilla.

We sell our flour products directly and through independent sales agents to:

     o major international food groups such as Nestle, Ferrero, Plasmon and Bauli; and

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

We offer over 600 animal feed products that are manufactured in six facilities located in Italy. These products are marketed primarily under the brand name "Petrini" and sold in Italy through direct sales by us, through our independent sales agents and through our franchised network of stores.

Strategy

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

Reduce Costs and Improve Operating Efficiencies. In order to reduce our costs, we seek to continually identify opportunities, and implement production and capital investment strategies, designed to create operating efficiencies and reduce the costs of manufacturing our products. Our ongoing efficiency efforts include:

     o the consolidation of our animal feed production and the conversion of less efficient plants into advanced warehouses;

     o the reduction of overhead costs through streamlining management processes and rationalizing personnel; for example, during fiscal 2001, we reduced our personnel headcount from approximately 514 to 460 persons (excluding Etrusco personnel acquired in December 2001), thereby creating annualized personnel cost savings of approximately Euro 2.5 million ($2.2 million);

     o investments in new production technology and process control equipment;

     o    the rationalization of purchasing and use of raw materials; and

     o tighter credit control and efforts to reduce the collection period for receivables.

Capitalize on Brand-Name Recognition. We intend to capitalize on the success of our well-recognized Spigadoro and Petrini brand names by extending those trademarks to innovative or complementary new products, including new pasta and food products, and product lines, including new products that may be acquired through strategic acquisitions. We also intend to leverage the success of our animal feed brand names, including AgriPiu, by extending our franchising network in Italy, which is currently comprised of approximately 250 stores. We believe that our brand names communicate product consistency and high quality.

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

In connection with our acquisition of Etrusco (Spigadoro Food), we have moved approximately 83% of the pasta production from our Bastia facility to the more efficient facility of Etrusco in Foligno, and anticipate that such consolidation of production will generate substantial cost savings. We are among the few Italian pasta producers that vertically integrates the durum wheat milling function with the pasta production process. This allows us to manage the grain procurement process and to better control the consistency, quality and cost of our raw materials.

Pasta

Our pasta product line consists of over 250 branded and private label products, including:

     o long pasta cuts, such as spaghetti, linguine, fettuccine, angel hair, lasagna and tagliatelle;

     o short pasta cuts, such as penne, elbow macaroni, fusilli, farfalle, gnocchi, rigatoni, rotini and ziti;

     o    long and short egg pasta products;

     o    dietary and organic pasta;

     o    specialty flavored pastas and whole wheat pastas; and

     o    cous cous.

In 2001, we sold approximately 98,000 tons of branded and private label pasta products, realizing total revenues of approximately $54.4 million.

Industrial Flour

Our industrial flour is sold to:

     o major international food groups such as Nestle, Ferrero, Plasmon and Bauli; and

     o small and medium sized bakeries for the production of cookies, panettoni, pandori, pizzas and croissants.

The flour is produced using advanced technologies and a selection of high grade raw materials imported from countries including the United States, Canada and France.

In 2001, we sold 44,000 tons of industrial flour, realizing total revenues of approximately $10.4 million.

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

Our Gazzola subsidiary sells a full line of private label pasta products, including traditional pasta, egg pasta, special seven egg pasta, specialty pasta and cous cous.

The following table shows the net sales, in thousands of US Dollars, and sales volume, in tons, for each main product line in our food business for each of the fiscal years ended December 31, 2001, 2000 and 1999:

Petrini:
-------

                                           YEAR ENDED                      YEAR ENDED                    YEAR ENDED
                                        DECEMBER 31, 2001              DECEMBER 31, 2000              DECEMBER 31, 1999
                                        -----------------              -----------------              -----------------
                                    NET SALES        VOLUME        NET SALES         VOLUME        NET SALES        VOLUME
                                    ---------        ------        ---------         ------        ---------        ------
Traditional types of pasta          $13,150          18,850         $11,820          20,714         $11,297          18,519
Specialty types of pasta              2,631           3,331           4,804           4,300           4,651           4,070
Health and diet pasta                 1,309             619           1,047             489           2,469           2,640
Industrial flour                     12,032          44,393          11,287          42,290          11,304          41,668
Other products                        1,393           1,906           1,707           2,139           1,846           2,392
                                    -------          ------         -------          ------         -------          ------

Total                               $30,515          69,099         $30,665          69,932         $31,567          69,289


Gazzola:
-------

                                           YEAR ENDED                      YEAR ENDED                   YEAR ENDED
                                       DECEMBER 31, 2001               DECEMBER 31, 2000 *           DECEMBER 31, 1999
                                       -----------------               -------------------           -----------------

                                    NET SALES        VOLUME        NET SALES         VOLUME        NET SALES        VOLUME
                                    ---------        ------        ---------         ------        ---------        ------
Traditional types of pasta           $29,402          65,909         $30,781          73,038         $33,530        74,385
Egg pasta                                873           1,002           6,038           7,129           6,328         6,386
Specialty types of pasta               6,891           8,160           3,896           6,881           2,907         4,504
                                     -------          ------         -------          ------         -------        ------

Total                                $37,166          75,071         $40,715          87,048         $42,765        85,275

* Reflects a full year of operations. We acquired Gazzola in May 2000 and, consequently, actual results of Gazzola are included in our financial statements only since May 3, 2000.

RAW MATERIALS

Raw materials for the production of pasta and flour are readily available and we have not experienced supply interruptions. We are not dependent on any single supplier.

The main raw materials used in the production of pasta and flour are wheat, semolina, eggs and gluten. The semolina used at our Bastia and Foligno production facilities for the production of pasta is entirely supplied by our own mill at Bastia, which mills 45,000 tons of durum wheat each year. The semolina used by Gazzola is primarily supplied by third parties, although a small portion is supplied by our Bastia mill.

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

We purchase our packaging materials for pasta, including flexible films, cardboard containers and boxes, from external suppliers. We believe that we have adequate sources of packaging supplies.

PRODUCTION

In connection with our Etrusco acquisition, we have transferred approximately 83% of the pasta production from our Bastia Umbra plant into the newly acquired plant at Foligno, approximately 15 miles from Bastia Umbra. This Foligno plant is more efficient than Bastia, and has a daily production capacity of 130 tons. We continue to produce both semolina, which is used to make pasta, and industrial flour at our Bastia Umbra facility.

Pasta's primary ingredient is semolina, which is extracted from durum wheat through our milling process. Each variety of durum wheat has its own unique set of protein, gluten content, moisture, density, color and other attributes that affect the quality and other characteristics of the semolina. We blend semolina from different wheat varieties.

Durum wheat is shipped to our production facility, directly from collection warehouses, by our contract truckers. The durum wheat delivered to the facility is sampled, blended and pre-cleaned. Next, the wheat is tempered by raising its moisture content to the optimal level required for milling. The cleaned and tempered wheat is then conveyed to the mill where grinding, sifting, and purifying processes extract the semolina. Semolina is then pneumatically distributed from the mill to the pasta production area of the facility. Gazzola purchases most of its semolina from third party suppliers.

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

DISTRIBUTION

Our Petrini pasta distribution center is located in our Foligno facility and our Gazzola pasta distribution center is located in our Mondovi plant. Warehousing and distribution facilities are integrated with our production process.

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

SALES AND MARKETING

Pasta

The following chart shows our sales of pasta and flour products, in thousands of US Dollars, in our major markets for the years ended December 31, 2001, 2000 and 1999:

       Petrini:
       -------

                           YEAR ENDED        YEAR ENDED        YEAR ENDED
                           DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                              2001              2000             1999
                              ----              ----             ----

Italy                       $24,400           $22,705          $24,299
Japan                         1,124             1,881            2,047
United States                   290             1,319            1,355
South Korea                     765               687              675
Denmark                         609               320              470
Australia                       377               282              244
Portugal                        330               235              330
Lebanon                         247               141              183
France                          330               188              277
Other countries               2,043             2,907            1,687

Total                       $30,515           $30,665          $31,567

       Gazzola:
       -------

                          YEAR ENDED        YEAR ENDED        YEAR ENDED
                         DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                             2001               2000*              1999
                             ----               -----              ----

Italy                        $2,710            $5,849           $8,051
France                       22,763            22,586           25,000
Germany                       5,053             4,365            1,825
United Kingdom                1,441             2,797            2,510
Europe (Other)                2,231             2,614            2,212
North Africa                  1,745             1,606            2,139
Middle East                     418               236              210
United States                   222               184              282
Other countries                 583               477              536

Total                       $37,166           $40,714          $42,765

* Reflects a full year of operations. We acquired Gazzola in May 2000 and, consequently, actual results of Gazzola are included in our financial statements only since May 3, 2000.

Approximately 20% of the pasta volume produced by us is sold in Italy. Of this amount, approximately 50% of pasta sales are effected directly by us to our clients while the remaining 50% of sales are carried out by a sales organization consisting of 80 independent agents. Most of these sales arrangements are for indefinite periods, and we generally cannot terminate such arrangements without paying an indemnity under the Italian Civil Code. The amount of such indemnity varies from contract to contract. Under these arrangements, products are usually ordered, produced, sold and shipped within 30 days. As a result, we do not generally have any significant backlog of orders. We have also entered into supply arrangements under which we manufacture private label pasta products for certain of our customers in quantities established in advance. The prices of our private label pasta are generally tied to a market price near the time of order.

In the United States, we have during the past approximately 18 months begun to target the higher margin food service business serving restaurants, hotels and catering. Spigadoro pasta is currently offered in approximately 400 upscale restaurants in the U.S. and we are expecting to add additional restaurants throughout the year.

We also sell approximately 80% of our pasta products outside of Italy. Our exports are generally sold to importers, who then resell them abroad, and to supermarket chains that resell them through their retail outlets. We have distribution agreements with distributors in several countries located in Southeast Asia, which accounted for approximately 2.3% of our total food division revenues for the year ended December 31, 2001.

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

Our competition in Italy includes:

     o    Barilla, the largest pasta producer in Italy; and

     o approximately 150 other Italian pasta producers, of which approximately 50 have a potential production capacity of over 100 tons per day.

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

PRODUCTS

We offer over 600 animal feed products. The following table shows the net sales, in thousands of US Dollars, and sales volume, in tons, for each product line in our animal feed business for each of the fiscal years ended December 31, 2001, 2000 and 1999:

                                YEAR ENDED                           YEAR ENDED                       YEAR ENDED
                            DECEMBER 31, 2001                   DECEMBER 31, 2000                 DECEMBER 31, 1999
                            -----------------                   -----------------                 -----------------

                       NET SALES          VOLUME            NET SALES         VOLUME          NET SALES          VOLUME
                       ---------          ------            ---------         ------          ---------          ------
Dairy cows               $30,333           138,460            $26,238         126,069          $26,282           130,544
Pigs                       5,848            24,896              6,717          29,939            7,194            33,300
Birds                     19,455            84,994             14,138          56,125           14,636            60,508
Rabbits                   13,294            61,331             13,415          65,252           12,845            62,102
Beef cattle                9,064            43,502              9,390          46,639            9,002            45,437
Pets                       5,111             9,676              4,645           8,661            4,693             8,616
Sheep and goats            2,603            12,911              2,603          13,516            2,408            12,481
Horses                       716             2,947                801           3,456              859             3,656
Others                     5,665            24,044              9,156          38,797           10,174            33,428
                         -------           -------            -------         -------          -------           -------

Total                    $92,089           402,761            $87,103         388,454          $88,093           390,072

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

Rabbits

We produce and market a complete line of rabbit feed products. Our product brands for rabbits are "Alfa" and "Biosana" for industrial breeding. Biosana is aimed at guaranteeing the delicate bacterial-intestinal balance of the digestive system of the rabbit and allows breeders to considerably reduce the use of pharmaceutical additives, thus reducing costs to breeders.

Birds

We produce and market a complete line of feed products for birds, such as chickens, turkeys and ducks. The Italian meat bird (including broiler chickens, turkeys and ducks), and egg production industries are highly concentrated with a relatively small number of very large producers. As a result of the relative simplicity of the diet and the large-scale operations in this market, breeders generally manufacture their own animal feed. Accordingly, the available market for bird feed sales is small relative to the amount of feed consumed in the meat bird and egg production industries.

The breeding of birds, in particular poultry, at the domestic level is quite widespread in Italy. Many Italian consumers of poultry choose to breed their own poultry because they can control the quality of the breeding process. Consequently, we have created the "Sani Sapori" and "Grani" brands of bird feed products that allow breeders to obtain proven quality through an accurate selection of raw materials and constant monitoring of production. Breeders have increased their sensitivity towards healthy feeds and, as a result, we have launched our "Il Biologico" product line that utilizes only raw materials derived from all natural organic agriculture.

RESEARCH AND DEVELOPMENT AND QUALITY CONTROL

General. Our research and development and quality control department is centered at the Bastia Umbra Research and Quality Control Center, and includes an internal staff of 15 people, including technical staff and nutritionists. We also maintain laboratories at each of our production facilities for the purpose of quality control. Our research, development, and quality control department has advisory arrangements with a number of agricultural programs at various Italian agricultural and veterinary medicine universities, such as Parma, Bologna, Perugia and Milano. We also have relationships with foreign institutions and universities including:

     o    Cornell University;

     o    Institute National De Recherche Agromonique;

     o    Scottish Agricultural College-Edinburgh;

     o    Meat Quality Institute-Bristol; and

     o    University of Wisconsin Department of Animal Science.

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

Petrini Institute. In June 2000, we established the Petrini Institute, based at our Bastia Umbra site. The Petrini Institute's mission is to acquire, confirm, verify and disseminate the latest technological developments in animal feed to the Italian farming community through the technical and commercial structure of Petrini S.p.A. The Institute's mission is organized in the following phases:

     o Experimentation. Designed to validate certain scientific information that has been published or acquired through Petrini's various contacts with the principal national and international research associations or with agri-food and pharmaceutical multinationals. Ongoing links are in place with several leading universities in Italy. The validation and the applied research activity is tested in "experimental farms", one for each animal species, and in "reference farms" that are located across Italy.

     o Training. An important part of the Institute's task is to train and to keep up to date the technical and commercial staff of Petrini, who are working and assisting farmers as part of their day-to-day commercial activities. The Petrini Institute also produces a variety of herd management software programs.

     o Dissemination of Information. This is done through the web site www.petriniinstitute.org, through newsletters, workshops, meetings and congresses. These all represent good ways to acquire credibility and references for both the Petrini Institute and Petrini.

Our research and development and quality control expenditures were approximately $736,000, $708,000 and $940,000 for the fiscal years ended December 31, 2001, 2000 and 1999, respectively.

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

Before we process our raw materials, we sample them for quality control purposes. The raw materials are then unloaded and sampled for quality purposes. The basic underlying production process consists of combining the raw materials to form a feed product that is then mixed with nutritional additives, such as vitamins, minerals and amino acids, and in some cases, medications.

We sell the resulting products in a variety of forms, including flour, nuts, cubes, crumble, flakes and pellets. The feeds produced are either the "complete" type, which are ready to use, or the "supplementary" type, to which other products must be added by the breeder.

Our feed formulas are based upon the nutrient content as determined through our proprietary scientific research. When the price of certain raw ingredients increases, we can generally adjust feed formulas by substituting lower cost alternative ingredients to produce feed with equivalent nutritional value.

In June 1998, we initiated steps to comply with ISO 9002 Certification, which ensures that we manufacture our products in conformity with European standards. This certification was granted to our pasta plant in Bastia Umbra in the third quarter of 2000 and we expect that certification will be granted for our other plants in the second quarter of 2003. The processes put in place to attain such certification will ensure and demonstrate the high quality of our products.

DISTRIBUTION

Animal feed is produced with fresh ingredients and, as a result, delivery must be rapid. We deliver approximately 1,550 tons of animal feed on a daily basis to supply breeders and our AgriPiu franchise stores.
See "--Sales and Marketing."

Our products are distributed through a network of external carriers under long-term agreements. The ability to supply certain clients directly has been a factor in determining the location of certain of our manufacturing plants. We believe our plants are well situated to service our customer base across Italy.

Our success depends upon an effective system of distribution for our products. While our method of delivery has been reliable and available at acceptable rates thus far, there can be no assurance that we will continue to be able to negotiate acceptable freight rates in the future and that delivery will not be disrupted for reasons including adverse weather, natural disasters or labor disputes in the trucking industry.

SALES AND MARKETING

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

We also sell the animal feed we produce to approximately 6,900 other clients through a network of over 121 agents who work at the local level throughout Italy. The price of our animal feed for farmyard animals includes certain services, such as technical assistance. We also use marketing efforts and trade shows to generate new business and expand sales to existing customers.

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

We develop and sell our products for our farmyard animal business as part of a package that includes nutrition and management programs. Our nutrition programs include information and services regarding the care of the animals and their facilities, as well as nutritional, genetic and breeding counseling. We employ 134 sales representatives and technical services staff, including approximately 30 field-based veterinary consultants, who work closely with customers to help ensure that our feed products, programs and services are matched with the animal producer's facilities and overall management practices, as well as the genetic potential of the specific animal species. To support increasingly sophisticated customers, in areas with the highest number of breeding farms, approximately 75% of our salespeople are specialists who focus on individual species or distribution channels.

We believe that animal feed represents, on average, about 70% of the total costs of production of animal breeders. We also believe that the quality and yield of our products are important competitive features of our business. As a result, our investment in product research and development is considered critical, as is supporting our sales with advisory and veterinary services for our customers. Our commitment to our research and development activities has enabled us to produce high quality animal feed products that are sold to our customers at competitive prices. We believe that these areas represent our most important strengths. We believe that the continued market leadership of our various products and programs will depend, in part, upon maintaining a cost-effective balance among: weight gain, feed efficiency, yield, meat, milk and egg quality and animal health and price.

We have also entered into various agreements to provide animal feed and related services to breeders, receiving in return payment based on the quantity of feed provided by us and the increase in weight or yield of the animals. These agreements allow us to test and constantly improve the quality of our animal feed and services by virtue of our indirect participation in the breeding of animals.

AgriPiu Stores and Other Retail Stores

We sell feed to approximately 2,500 agricultural retail stores, of which approximately 250 have a franchising agreement to use our AgriPiu trademark. AgriPiu stores, which are located throughout Italy, sell animal feed to family farms and retail customers for the breeding of domestic animals. They also offer a complete range of products for animal care. The agreements with the AgriPiu franchisees generally provide that we furnish support for the marketing of our products, and contain obligations on the franchisee to maintain an adequate stock of products and to ensure that 100% of the sales of animal feed of the stores are made up of our products.

COMPETITION

Animal Feed

The animal feed industry is currently going through a phase of consolidation in Italy, and we believe that this trend will continue. We believe that our market share is currently approximately 6% of the total non-integrated animal feed market in Italy.

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

Pet Food

A small portion of our animal feed sales are from the sale of domestic pet food. The major companies that produce and market pet food in Italy are national or international conglomerates that are substantially larger than we are and possess significantly greater financial, marketing and other resources than we possess. We compete for access for shelf space on the basis of the quality and price of our pet food products.

We believe that we differentiate ourselves from animal feed manufacturers that also sell pet food by offering:

     o    high quality products; and

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

RECENT TRANSACTIONS

Extension of Working Capital Facility.

In October 2001, our Euro 23.2 million ($20.6 million) working capital facility, originally secured in April 2000 in connection with the Gazzola acquisition, matured. Since October, we have been negotiating with a consortium of banks regarding a refinancing of this facility. We have recently reached an agreement with the various banks that provides for an extension of the original facility for a period of 24 months from October 2001; provided, that we will be required to repay approximately 10% of the principal amount in April 2003, 50% of the outstanding principal amount in June 2003, and the remaining outstanding balance in October 2003. Outstanding amounts will bear interest at a rate equal to EURIBOR plus 125 basis points.

In addition, pursuant to the new extension agreement, we will be required to pay portions of the outstanding balance beginning in April 2003, and we anticipate that we will be required to finance all or a portion of such prepayment obligations prior to the new maturity dates. We currently have no firm agreements or arrangements to obtain any such financing, and our inability to secure such financing would have a material adverse effect on our operations and financial condition.

Acquisition of Etrusco.

In December 2001, we acquired Pastificio Etrusco S.p.A. for stock valued at approximately $5,000,000, or 3,372,094 shares (subject to adjustment as set forth below) based upon a contractually agreed upon valuation of $1.50 per share. The market value of our common stock immediately prior to the closing was $0.29 per share and $0.14 on April 12, 2002. Etrusco's sales for fiscal 2001 were approximately $11.5 million. The principal motivating factors for the acquisition were (1) the opportunity to create production efficiencies by consolidating our pasta production in the modern facility operated by Etrusco in Foligno, near our facility in Bastia, and (2) the opportunity to gain entry into the organic food niche. To date, we have transferred approximately 83% of the pasta production from our Bastia facility to the more efficient facility of Etrusco. We anticipate that such consolidation of production will generate substantial annual cost savings.

The shares we issued as consideration for the acquisition will be subject to a lock-up and cannot be sold until December 22, 2003, at which time up to 50% of the shares can be sold. The remaining 50% of the shares are subject to sale beginning on December 22, 2004. The lock-up will be released as to a percentage of the shares, which percentage will be equal to the percentage of any of our shares held by the Vertical Group that might be sold by Vertical prior to the expiration of the lock-up.

Pursuant to the acquisition agreement, we agreed that, in the event that our common stock is not valued at $1.50 per share or more as of the closing of the stock market on the last trading day prior to each of the two dates above, we would issue to the seller additional shares of common stock to compensate them for the difference between $1.50 per share and the then current market value of our common stock. We also have the right at any time to repurchase the shares for $1.50 in cash or to pay to the seller in cash the difference between $1.50 and the price at which any shares are sold. The existence of the price protection provision could require us to either pay in cash the difference between approximately $5 million and the then current market value of the shares or issue a substantial number of additional shares to the seller in the event that the market price target is not achieved and we elect not to pay cash, thereby causing potentially substantial dilution to stockholders.

The share price value and related market price target set forth above was determined by negotiation between us and the seller, and should not be construed to imply or predict any future increase in the market price of our securities.

Related Party Loans.

In October 2001, we issued promissory notes in the amounts of $5.3 million, $3.0 million and $3.6 million to Gruppo Spigadoro N.V., Bebington Holdings N.V. (an affiliate of Gruppo Spigadoro N.V.) and Carlo Petrini, respectively, each of which is a principal stockholder. The Gruppo Spigadoro note is outstanding debt that remains from the acquisition of Petrini in December 1999 and was amended and restated to convert the outstanding balance of the previous demand note into a term loan expiring in December 2002 (or sooner in the event of certain equity or asset sales). The Bebington note and the Carlo Petrini note were issued in exchange for new capital provided by such stockholders at the request of the Italian bank consortium and in connection with the negotiations regarding an extension of the working capital facility discussed above. The proceeds from these notes were used by us to contribute additional equity into our Petrini subsidiary. The loans bear interest at 6% annually and are repayable on December 31, 2002 or sooner in the event of certain equity or asset sales. In the event the principal amount is not repaid on the maturity date, the entire Bebington loan and approximately $1.4 million of the Carlo Petrini loan are automatically convertible into shares of our common stock at a conversion rate equal to 85% of the average closing sale price of our common stock for the ten trading days prior to the maturity date. The remaining portion of the Carlo Petrini loan would be repaid through the assignment by us of a portion of a loan receivable from our subsidiary Petrini S.p.A., after which assignment Mr. Petrini would look only to Petrini S.p.A. for repayment of that portion of the loan. In consideration for the extension of all of these loans, we issued to Carlo Petrini and Gruppo Spigadoro N.V. 600,000 and 2,400,000 shares of our common stock, respectively.

MANAGEMENT INFORMATION SYSTEMS

Our production, distribution, sales and marketing operations are supported by a computer system that uses software which has been tailored to our management processes and integrates our production, purchasing, order entry, inventory management, distribution and accounting systems. Our management information systems were recently upgraded in anticipation of our growth and desire to continue to offer our customers value-added, efficient services. We have invested substantial amounts in electronic data interchange and efficient consumer response systems to streamline the order, invoicing and inventory management functions.

TRADEMARKS AND PATENTS

We hold a number of registered and common law trademarks that we believe to be of considerable value and importance to our business. Our main trademarks include the following:

Animal Feed
Casea               Alfa                   Activa             Lacta               Biosana
Cotton Beef         Integra                First              Vispo               Nutrilinea
Sani Sapori         Ovicomplet             P.A.S.T.O.         Il Biologico        Tradizione
                                                                                  Italiana
Pasta And Flour

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

EMPLOYEES

As of March 30, 2002, we had 468 full-time employees and three part-time employees. Of our employees, 284 work in the pasta and flour business, 138 work in the animal feed business and 46 perform administrative services.

Employees in Italy in the food sector are covered by a national collective bargaining agreement that is negotiated between the national association of the companies within the food sector and the national union. The agreement addresses work time, benefits, wages and bonuses and other specific issues affecting the working conditions of our employees. In addition to the national collective bargaining agreement, individual employers such as us enter into separate local contracts with the labor unions representing their employees. We are also subject to a number of similar regulatory and contractual requirements governing our relations with our managers. Italian law provides that, upon termination of employment, employees are entitled to receive a severance payment based on annual salary, length of employment and inflation. As of December 31, 2001, we had approximately $3.2 million reserved for such termination payments, as required by Italian law.

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

Additionally, we maintain a proactive approach to dealing with environmental matters and it is our policy to eliminate and minimize generation of wastes at our facilities through plant operations, process design and maintenance. We have also implemented management procedures designed to reduce the generation of hazardous waste and prevent exposure to such substances.

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

The above-mentioned laws identify the liabilities of the employer and/or of the persons delegated by the employer. Persons who are or were responsible for releases of hazardous substances may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. Italian environmental law also imposes criminal penalties upon persons who are or were responsible for releases of hazardous substances in cases of major damage to natural resources.

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

ENFORCEMENT OF CIVIL LIABILITIES

We are organized under the laws of the State of Delaware. Investors in our common stock will be able to effect service of process on us in the United States. However, we are primarily a holding company that holds stock in other entities and all or a substantial portion of our assets are located outside the United States. In addition, six of our seven directors and all of our executive officers are residents of foreign countries and all or a substantial portion of the assets of such directors and officers are located outside of the United States. As a result, it may not be possible for investors to effect service of process upon our directors and officers or enforce judgments of U.S. courts predicated upon the civil liability provisions of U.S. laws against our directors' and officers' assets. The market price of our common stock may be affected by the difficulty for investors to enforce judgments of U.S. courts.

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

RISKS AFFECTING OUR OPERATIONS

We experience significant fluctuations in our operating results due to a number of business factors.

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

We have incurred net losses of Euro 21.8 million ($19.3 million) and Euro 4.6 million ($4.1 million) for Fiscal 2001 and Fiscal 2000, respectively. Although we have taken several actions to reverse these losses, there can be no assurance that our efforts will be successful. At December 31, 2001, we had a working capital deficit of Euro 28.6 million ($25.3 million) and we will require sufficient additional funds to continue our current operations.

If we do not obtain sufficient additional funds we may be unable to continue as a going concern.

During the second half of 2001, with the maturity of our Euro 23.2 million ($20.6 million) working capital facility approaching in October 2001, the banks that provide necessary credit to our Petrini and Gazzola operations began to restrict our access to certain of these lines of credit. We have therefore been operating during the past several months with limited access to credit facilities required to conduct our business in the ordinary course. Although we have recently reached an agreement with a consortium of banks to extend the maturity of the working capital facility until October 2003, these and certain other banks have not yet restored access to the short-term lines of credit available to us in June 2001. We have received indications from the banks that they will restore such lines of credit now that the extension of the working capital facility has been agreed. We have also received indications that certain banks may be willing to finance a portion of our outstanding and overdue accounts receivable, which would also provide us with necessary liquidity. However, there can be no assurance that the positive indications we have received will result in a restoration of our access to required lines of credit or that the banks will provide any additional financing. If we fail to reach agreement regarding an expansion of our short-term lines of credit or to otherwise raise additional funds through equity or debt financing or asset sales, our business, financial condition and results of operations would be adversely affected and our ability to continue as a going concern could be jeopardized.

Our substantial debt may adversely affect our ability to obtain additional funds and increases our vulnerability to economic or business downturns.

Our indebtedness as of December 31, 2001 aggregated approximately $83.7 million. Accordingly, we are subject to the risks associated with substantial indebtedness, including:

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

In addition, our Euro 23.2 million ($20.6 million) working capital facility, originally secured in April 2000 in connection with the Gazzola acquisition, matured in October 2001. Since October, we have been negotiating with a consortium of banks regarding a refinancing of this facility. We have recently reached an agreement with the various banks that provides for an extension of the original facility for a period of 24 months from October 2001; provided, that we will be required to repay approximately 10% of the principal amount in April 2003, 50% of the outstanding principal amount in June 2003, and the remaining outstanding balance in October 2003. Outstanding amounts will bear interest at a rate equal to EURIBOR plus 125 basis points.

In addition, pursuant to the new extension agreement, we will be required to pay portions of the outstanding balance beginning in April 2003, and we anticipate that we will be required to finance all or a portion of such prepayment obligations prior to the new maturity dates. We currently have no firm agreements or arrangements to obtain any such financing, and our inability to secure such financing would have a material adverse effect on our operations and financial condition.

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

The failure to manage growth effectively may adversely affect our business and financial condition. We frequently evaluate, and are in preliminary discussions in connection with, the potential acquisition of assets or equity of businesses related to our business. However, we have no agreements or arrangements with respect to any particular acquisitions and we may not be able to complete any additional acquisitions on terms favorable to us or at all. If we are unable to acquire additional businesses, our growth may be reduced or eliminated.

In addition, we would require additional funds for acquisitions and integration and management of acquired businesses. We have no commitments or arrangements for any additional funds. We cannot predict whether additional funds will be available on terms acceptable to us or at all. If we cannot obtain funds when required, the growth of our business may be adversely affected which could materially adversely affect our financial condition. If we issue our securities to obtain additional funds, or in connection with potential acquisitions, our existing stockholders will experience dilution.

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

Because we have grown our business through acquisitions, we have historically incurred significant non-cash charges for depreciation and amortization. As discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Accounting Announcements", beginning in Fiscal 2001 we will no longer be required to amortize the cost related to goodwill and identified intangibles with indefinite lives. Intangible assets with finite lives will continue to be amortized over their useful lives. Goodwill and intangibles with indefinite lives will be tested at least annually for impairment, and impairment charges will be recorded in the period in which they occur. Moreover, future acquisitions could result in additional amortization expenses and additional goodwill and indefinite intangibles subject to impairment tests. The additional amortization and any impairment charges would reduce our future earnings or increase our future losses, as the case may be. In addition, if we finance new acquisitions through borrowings, we will also incur increased interest expense.

The loss of our key personnel may adversely affect our business.

Because we have a limited number of management personnel, we are dependent on our executives, including Jacob Agam, our Chairman of the Board, Carlo Petrini, our Co-Chairman of the Board, and Riccardo Carelli, our Chief Executive Officer, as well as other principal members of our management team and the management teams at Petrini and Gazzola. Mr. Agam will be providing services to us on a part-time basis. We cannot assure that any of our management personnel, including Mr. Agam, Mr. Petrini or Mr. Carelli, will continue to devote sufficient time to our business. The loss of services of, or a material reduction in the amount of time devoted to our business by these individuals could adversely affect our business and financial condition. Competition for qualified executive officers is intense. In addition, if we are unable to attract, retain and motivate other highly skilled employees, our business, prospects and financial condition could be materially adversely affected.

Because we are a holding company, our ability to repay our indebtedness will depend upon the level of our cash reserves, the distribution of funds from our operating subsidiaries and our ability to obtain sufficient additional funds.

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

Our Bastia plants may need to be relocated due to a rezoning of the land on which these plants are located. These plants are located on land owned by us in Bastia Umbra in a region of Italy called Regione Umbria. In 1996, the municipality of Bastia Umbra initiated a rezoning proceeding to reclassify this land as residential and public park space. The municipality has since finalized its rezoning plan, which is now being considered by the government of the Regione Umbria that must also approve the plan before it can become effective. Unless the Regione Umbria amends the rezoning plan or we are able to appeal the decision, we will be required to:

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

Although we do not expect a decision to be finalized in the near future and would be compensated for the fair value of the property, relocation of these operations to a new location could materially and adversely affect our business operations and financial condition as a result of:

     o    operational problems;

     o    production interruptions;

     o    quality control concerns;

     o delays in shipments; and costs and other risks associated with the relocation of these operations and the possible hiring of new employees.

INDUSTRY RISKS

Intense competition in the pasta and animal feed industries may adversely affect our operating results.

We operate in a highly competitive environment and compete with numerous well-established national, regional and foreign companies, as well as many smaller companies in:

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

Our direct competitors in our branded pasta business include Barilla, the industry leader in Italy and among the leaders in the United States, as well as approximately 45 other Italian pasta producers and several large producers in the United States. The animal feed industry is highly fragmented, with the bulk of the industry consisting of national and regional competitors, including cooperatives. We believe our largest animal feed competitors are:

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

Our private label business may be adversely affected by fixed-price production contracts.

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

Our animal feed business may be adversely affected by animal or food-related diseases.

Recent well-publicized animal or food-related diseases present in Europe could have an adverse effect on our animal feed business. For example, BSE or "mad cow disease", which has been detected in Italy, and "foot and mouth disease", and the resulting public health scares have influenced significantly the behavior of Italian consumers, who have reduced their consumption of meat from the affected animals markedly. Although the consumption of alternative meats may increase in response, which may improve our sales of feed for such other animals, there can be no assurance that these or other diseases will not materially adversely affect our business and results of operations.

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

We cannot assure that consumption of our products will not cause a health-related illness in the future or that we will not be subject to claims or lawsuits relating to such matters. There can be no assurance that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage.

We are dependent upon independent agents and distributors to market our products.

We market and distribute a substantial portion of our products through a network of independent agents and distributors and the loss of certain key agents or distributors could adversely affect our business. In addition to our products, the independent agents and distributors selling our products typically sell other food products manufactured by third parties. The performance of our agents and distributors is outside our control and we cannot predict whether such agents and distributors will continue to market our products. If we are unable to attract, retain and motivate other highly skilled agents and distributors, our business could be materially adversely affected. In addition, our arrangements with several of our agents are governed by a national collective labor agreement. If we terminate any of these relationships, we would be required to pay an indemnity that could, in the aggregate, be material to our business.

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

Our raw materials, including durum wheat and commercialized products, are shipped to our production facilities from different collection centers by third parties. Our finished products are then transported by third parties to our customers in Italy and elsewhere. An extended interruption in our ability to ship raw materials to our facilities, or finished products from our facilities, could adversely affect our business and our financial condition. If we were to experience an interruption due to a strike, natural disasters or otherwise, we may not be successful in transporting such materials or finished products in a timely and cost-effective manner.

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

The laws of some foreign countries where we sell our products may not protect our proprietary rights to the same extent as do laws in the United States. Our inability to protect our proprietary rights could materially adversely affect our operations, which may adversely affect our financial condition. Litigation also may be necessary to enforce, protect or defend our intellectual property rights. Litigation may not be successful, could result in substantial costs and diversion of management time and resources and could materially adversely affect our operations and our financial condition.

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

Our operations are also subject to the risk of changes in international, national, foreign and local laws and policies that may impose restrictions on us, including trade restrictions, that could have a material adverse effect on our operations and financial condition. Other types of government regulation that could, if enacted or implemented, materially and adversely affect our business include:

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

We are subject to a number of regulatory and contractual restrictions governing our relations with our employees, including our management. Our employment relations in Italy are governed by numerous regulatory and contractual requirements, including national collective labor agreements and individual employer labor agreements.

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

Our results of operations may be adversely affected by foreign currency fluctuations.

On January 1, 1999, certain members of the European Union, including Italy, introduced a single currency, the Euro. As of January 1, 2002, European Monetary Union (EMU) countries are required to settle transactions in Euros. In compliance with these regulations, we have recently converted to the Euro. The conversion to the Euro has and will result in increased costs to us related to updating operating systems, review of the effect of the Euro on our contracts and updating catalogues and sales materials for our products. In addition, adoption of the Euro will limit the ability of an individual EMU country to manage fluctuations in the business cycles through monetary policy.

Historically, a substantial portion of our revenues has been denominated in the Italian Lire, and are now required to be reported in Euros. Our results of operations are subject to fluctuations in the value of the Euro against the US Dollar and other currencies. Accordingly, fluctuations in exchange rates could materially adversely affect our business and financial condition.

Investors may not be able to enforce judgments against us or our officers and directors.

Although we are organized under the laws of the State of Delaware, we are primarily a holding company that primarily holds stock in entities outside the United States, and a substantial portion of our assets are located outside the United States. In addition, six of our seven directors and all of our executive officers are residents of foreign countries and all or a substantial portion of the assets of such directors and officers is located outside of the United States. As a result, it may not be possible for investors to:

     o    effect service of process upon most of our directors and officers; or

     o enforce judgments of United States courts predicated upon the civil liability provisions of United States laws against our directors' and officers' assets.

The market price of our common stock may be adversely affected by the difficulty for investors to enforce judgments of United States courts.

STOCK AND MARKET RISKS

Vertical Financial Holdings and affiliated entities control Spigadoro.

Vertical Financial Holdings and entities affiliated with Vertical Financial Holdings, have the ability to vote or direct the vote of approximately 58% of our outstanding common stock and will control the actions that require stockholder approval, including:

     o    the election of our directors; and

     o the outcome of mergers, sales of assets or other corporate transactions or matters submitted for stockholder approval.

Jacob Agam, our Chairman of the Board, is also the Chairman of the Board of Gruppo Spigadoro, N.V. and Vertical Financial Holdings and some of its affiliated entities. Entities affiliated with Vertical Financial Holdings control Gruppo Spigadoro and therefore have the power to vote all of the shares of our common stock owned by Gruppo Spigadoro. Gruppo Spigadoro or its assignee also has the right to nominate up to a majority of the members for election to our Board of Directors so long as Gruppo Spigadoro, its affiliates and Carlo Petrini, one of our directors, continue to own, in the aggregate, a specified number of our securities.

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

If our stock is delisted from The American Stock Exchange, trading, if any, in our stock would thereafter be conducted:

     o on the Nasdaq National Market or the Nasdaq SmallCap Market, assuming we meet the requirements for initial listing on the Nasdaq National Market or the Nasdaq SmallCap Market, some of which we do not currently meet, including the minimum bid price requirement;

     o    on "The OTC Bulletin Board"; or

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

Sales of shares of stock by existing stockholders could have an adverse effect on our stock price. As of March 28, 2002, we had approximately 67.6 million shares of common stock outstanding, of which approximately 8.6 million shares are eligible for sale without restriction. The remaining shares are subject to the resale provisions of Rule 144 and Rule 145 under the Securities Act of 1933. We have previously registered for resale approximately 5.3 million shares of our common stock (included in the 8.6 million above) and approximately 0.4 million shares issuable upon exercise of certain outstanding options and warrants. As a result, the market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market or the perception that substantial sales could occur.

Additional shares of our common stock may be issued if options or warrants are exercised or our convertible promissory notes are converted, causing dilution to our stockholders.

At December 31, 2001, we had outstanding:

     o    warrants to purchase approximately 2.8 million shares of common stock;

     o options to purchase approximately 3.6 million shares of our common stock; and

     o convertible promissory notes that are potentially convertible into shares of our common stock at the conversion price equal to 85% of the market price of our common stock. We cannot predict the actual number of shares of our stock that may be issued upon conversion of the note, which depends on the conversion price in effect from time to time during the term of the promissory notes and the timing of any conversion.

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

In addition, in connection with our acquisition of Etrusco in December 2001, we issued to the former stockholder of Etrusco 3,372,094 shares of our common stock that were valued by agreement among the parties at $1.50 per share. The shares will be subject to a lock-up and cannot be sold until December 22, 2003, at which time up to 50% of the shares can be sold. The remaining 50% of the shares are subject to sale beginning on December 22, 2004. The lock-up will be released as to a percentage of the shares, which percentage will be equal to the percentage of any of our shares held by the Vertical Group that might be sold by Vertical prior to the expiration of the lock-up. However, pursuant to the acquisition agreement, we agreed that, in the event that our common stock is not valued at $1.50 per share or more as of the closing of the stock market on the last trading day prior to each of the two dates above, we would issue to the seller additional shares of common stock to compensate them for the difference between $1.50 per share and the then current market value of our common stock. We also have the right at any time to repurchase the shares for $1.50 in cash or to pay to the seller in cash the difference between $1.50 and the price at which any shares are sold. The existence of the price protection provision could require us to issue a substantial number of additional shares to the seller in the event that the market price target is not achieved and we elect to issue additional shares, thereby causing potentially substantial dilution to stockholders. Moreover, the share price value and related market price target set forth above was determined by negotiation between us and the seller, and should not be construed to imply or predict any future increase in the market price of our securities.

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

ITEM 2. PROPERTIES

Our principal offices and facilities, owned or leased, and their current uses are described in the following table:

PLANT                    FACILITY SIZE                                 CAPACITY      ANNUAL         OWNED
LOCATION                 (Sq. Ft.)            USE                      TON/DAY       RENT           OR LEASED
--------                 ---------            ---                      -------       ----           ---------
Bastia Umbra              1,355,725           Italian headquarters                     --             Owned
(Perugia)
Bastia Umbra                                  Mill                       335           --             Owned
(Perugia)
Bastia Umbra                                  Pasta plant                130           --             Owned
(Perugia)
Foligno                                       Pasta plant                130           --             Owned
(Perugia)
Bastia Umbra                                  Animal feed plant          800           --             Owned
(Perugia)
Padua                    322,917              Animal feed plant          390           --             Owned
Naples                   416,563              Animal feed plant          225           --             Owned
Alessandria              348,643              Animal feed plant          150           --             Owned
Bari                     215,633              Animal feed plant          130           --             Owned
Cagliari                 55,570               Animal feed plant          120           --             Owned
Catania                  80,586               Warehouse                                --             Owned
Other Locations
Rome                                          Offices                               $107,500          Leased
Mondovi                  29,754               Offices                    --            --             Owned
Mondovi                  139,955              Pasta plant                310           --             Owned
Mondovi                  106,524              Warehouse                  --            --             Owned
Mondovi                  260.446              Land                       --            --             Owned
Morozzo                  75,320               Warehouse                  --         $123,000          Leased


Our largest plant is located in Bastia Umbra, near Perugia. The municipality of Bastia has initiated a rezoning proceeding with respect to the land upon which our plant is located. The rezoning proceeding envisions the total demolition of existing buildings and re-classifying the land as residential and public park space. In the event that the rezoning is implemented, we will be required to relocate our entire plant from its current location in Bastia Umbra. See "Risk Factors."

We believe that these facilities are suitable for our current and anticipated need. We believe that, if necessary, we can obtain additional leased space and/or renew our existing leases at similar rates.

ITEM 3. LEGAL PROCEEDINGS

We are a party to certain legal proceedings incidental to the conduct of our business, none of which individually or in the aggregate is material to our financial condition and results of operations.

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

FISCAL YEAR ENDED DECEMBER 31, 2001:                    HIGH         LOW

October 1, 2001 through December 31, 2001              $0.50         0.25
July 1, 2001 through September 30, 2000                 0.55         0.20
April 1, 2001 through June 30, 2001                     0.65         0.35
January 1, 2001 through March 31, 2001                  1.44         0.60

FISCAL YEAR ENDED DECEMBER 31, 2000:                    HIGH         LOW

October 1, 2000 through December 31, 2000              $1.81        $0.50
July 1, 2000 through September 30, 2000                 2.63         1.50
April 1, 2000 through June 30, 2000                     2.81         1.75
January 1, 2000 through March 31, 2000                  3.09         2.00

As of March 30, 2002, there were approximately 42 record holders and we believe the number of beneficial owners of our common stock exceeds 550.

On April 12, the closing sale price of a share of our common stock was $0.14.

RECENT SALES OF UNREGISTERED SECURITIES

On December 21, 2001, we issued 3,372,094 shares of our common stock to the stockholder of Pastificio Etrusco S.p.A., a company that we acquired on that date. The shares were issued pursuant to the stock purchase agreement with such stockholder.

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

                            1997             1998             1999             2000             2001              2001
                            ----             ----             ----             ----             ----              ----

                                                                                                           (IN THOUSANDS OF
                                                                                                              U.S. DOLLARS,
STATEMENT OF INCOME                                                                                        EXCEPT PER SHARE
DATA:                                          (IN THOUSANDS OF EUROS, EXCEPT PER SHARE AMOUNTS)             AMOUNTS) (1)
Net sales                 152,282          137,536          135,098          164,999          182,846           $161,968
Cost of sales             115,798          101,691           97,683          132,467          145,609            128,983
                          -------          -------           ------          -------          -------           --------

Gross profit               36,484           35,845           37,415           32,532           37,237             32,985

Selling Expenses           24,600           23,857           25,273           30,783           33,494             29,670

General and                 8,304            7,602            7,148           12,868           14,123             12,510
administrative
expenses

Impairment Charge (3)          --               --             --                 --            8,000              7,087
                          -------          -------           ------          -------          -------           --------
                           32,905           31,459           32,421           43,651           55,617             49,267

Operating income (loss)     3,580            4,386            4,994          (11,119)         (18,380)           (16,281)


(Loss) income
from continuing
operations                    144              428            1,185           (2,535)         (21,802)           (19,313)

Loss from
discontinued
operations                     --               --               --           (2,072)              49                 43

Net income (loss)             144              429            1,185           (4,607)         (21,753)          $(19,269)
                          =======          =======           ======          =======          =======           ========


Basic and diluted               5               14               40
earnings per share
(Euro, US $)

Weighted average
number of shares of
common stock                 54.1             57.7             58.1             58.7             61.3               61.3
outstanding (millions
of shares)

EBITDA(2)                   6,017            7,240            8,089           (3,728)           1,039                920


(1)  Exchange Rate: Euro 1.129 = U.S. $1.00 as of December 31, 2001.

(2) EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. Although EBITDA is not recognized under U.S. GAAP, it is accepted in the food industry as a generally recognized measure of performance. However, EBITDA should not be considered an alternative to operating income, net income, cash flows or any other measure of performance as determined in accordance with generally accepted accounting principles, as an indicator of operating performance or as a measure of liquidity.

(3) We have determined that as of December 31, 2001 that the carrying amount of goodwill related to our Gazzola acquisition was impaired and we would be unable to recover the recorded net book value. Accordingly, we have recognized an impairment loss under the new rules. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Accounting Announcements."

                                                YEARS ENDED DECEMBER 31,
                              1997             1998            1999            2000              2001             2001
                              ----             ----            ----            ----              ----             ----
BALANCE SHEET DATA:                                                                                            (IN THOUSANDS
                                                               (IN THOUSANDS OF EURO)                             OF U.S.
                                                                                                               DOLLARS) (1)
Working capital (deficiency)  7,419           5,406            (1,754)         (38,986)         (28,595)          $(25,330)
Total assets                 96,952          96,174           112,207          168,001          169,007            149,709
Total liabilities            72,271          71,066            82,040          141,366          157,465            139,485
Stockholders' equity         24,680          25,109            30,165           26,635           11,542             10,224

(1)  Exchange Rate: Euro 1.129 = U.S. $1.00 as of December 31, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our historical consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the Notes to such consolidated financial statements included elsewhere in this Form 10-K.

OVERVIEW

In December 2001, through our wholly-owned subsidiary, Petrini S.p.A., we acquired all of the issued and outstanding shares of Pastificio Etrusco S.p.A. The purchase price consisted of 3,372,094 shares of Spigadoro common stock at a guaranteed value of $1.50 per share, or approximately $5 million in the aggregate. The number of shares is subject to adjustment in the event the market price of our stock is not at least $1.50 on the two-year anniversary of the acquisition. See "Risk Factors - Stock and Market Risks." For purposes of valuing the acquisition purchase price, the shares were valued at $1.50.

Our animal feed business produces feed for industrial breeders, family owned breeding farms and domestic pets. Our pasta and flour business produces both branded and private label traditional, specialty and diet pastas and flours for the use of the bakery industry.

Our pasta and flour business and animal feed business represented approximately 41.3% and approximately 58.7%, respectively, of our revenues in 2001. Virtually all of our sales of animal feed are in Italy, while approximately 70% of our pasta and flour products are exported to Europe, Southeast Asia, the United States and other parts of the world.

Since substantially all of our operations are currently in Italy, our functional currency is the Euro. Therefore, our financial statements are presented in Euros for financial statement reporting. All amounts stated in US Dollars have been translated into US Dollars for the convenience of the reader at the rate of Euro
1.129 = US $1.00, which approximates the Noon Buying rate of the Federal Reserve Bank of New York on December 31, 2001.

In the following discussions, most percentages and Euro and US Dollar amounts have been rounded to aid presentation. As a result, all such figures are approximations. In addition, certain items included in our results of operations are described below both in terms of "Petrini and Gazzola (stand-alone)" results and consolidated results. "Stand-alone" results refer to the consolidated operations of our operating subsidiaries and eliminate the effect of Spigadoro corporate overhead and other corporate expenses, thereby providing the reader with additional information regarding our operations.

Our auditors have included an explanatory paragraph in their report that raises doubt about our ability to continue as a going concern. See "Risk Factors-Risks Affecting Our Operations" and "--Liquidity and Capital Resources."

RESULTS OF OPERATIONS

The following discussion of our historical consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and the Notes to such consolidated financial statements included elsewhere in this Form 10-K.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

Net Sales. Net sales for Fiscal 2001 increased by 10.8% to Euro 182.8 million ($161.9 million) from Euro 165.0 million ($146.1 million) during Fiscal 2000. The increase was due primarily to the inclusion of a full year of Gazzola sales versus only 8 months contribution in Fiscal 2000, as well as increases in our animal feed business. Year to year, Gazzola sales and volumes fell approximately 10% and 12%, respectively, as a result of our determination to cancel certain low margin contracts. Net sales for pasta and flour for Fiscal 2001 increased by 18.3% to Euro 78.9 million ($69.9 million) from Euro 66.7 million ($59.1 million) for Fiscal 2000 primarily as a result of including a full year of Gazzola. Spigadoro pasta and flour volumes declined by 2.9% due in part to a reduction of exports to the U.S. in connection with the events of September 11, 2001. Net sales for animal feed for Fiscal 2001 increased by 5.7% to Euro 103.9 million ($92.0 million) from Euro 98.3 million ($87.1 million) for Fiscal 2000, due to volume increases of approximately 3.6% and certain price increases.

Gross Profit. Gross profit for Fiscal 2001 increased by 14.5% to Euro 37.2 million ($32.9 million) from Euro 32.5 million ($28.8 million) for Fiscal 2000, while the gross profit percentage increased to 20.4% in Fiscal 2001 from 19.7% in Fiscal 2000. In our animal feed division, the increase in gross margin was primarily due both to a 3.6% increase in volumes sold and to a product mix favoring higher margin products. Although animal feed raw material costs (especially soya) increased, we were able to compensate by increasing our prices despite intense competition. As a result, gross margins in animal feed increased from 25.1% in Fiscal 2000 to 26.7% in Fiscal 2001. Gross margins in the pasta sector declined from 13.0% in Fiscal 2000 to 12.7% Fiscal 2001 primarily due to an approximately 40% increase in semolina costs, which generally accounts for approximately 25% of the cost of sales. Although we were able to implement certain compensating selling price increases, these generally did not take effect until at least the third quarter of the year and therefore had a limited impact on the full year results. For example, Gazzola's average prices per kilogram increased 20% in Fiscal 2001 versus Fiscal 2000, although a semolina cost increase has limited the impact of these price increases. Moreover, intense competition and a decision by the two market leaders in Italy to maintain price levels in an effort to capture market share made it difficult to increase prices. We anticipate that the acquisition of Etrusco and our subsequent transfer of approximately 83% of our Bastia production to the more efficient Etrusco plant in nearby Foligno will result in significant production cost savings in Fiscal 2002.

Operating Expenses. Operating expenses, including selling expenses and general and administrative expenses, relating to the Petrini and Gazzola operations (stand-alone) in Fiscal 2001 increased by 30.1% to Euro 53.6 million ($47.5 million) from Euro 41.2 million ($36.5 million) in Fiscal 2000 primarily due to a non-cash, non-recurring impairment charge of Euro 8 million ($7.1 million) related to our Gazzola acquisition as it was determined that we would be unable to recover the carrying amount of our goodwill, as well as the additional expenses related to a full year of Gazzola operations. We continue to implement an expense reduction program, which includes personnel reduction, elimination of certain consulting expenses and the closure of our administrative office in Milan, that is expected to result in approximately Euro 1.5 million ($1.3 million) savings in 2002, although the effect for 2001 was not significant because the program was implemented only in the last quarter of the year. In connection with these personnel reductions, we also incurred a one-time expense of Euro 0.3 million ($0.3 million). Our ongoing efficiency plan and related headcount reduction program resulted in an overall reduction of manpower from 514 persons at the start of Fiscal 2001 to 460 persons at the end of the year (excluding Etrusco personnel acquired in December 2001), thereby creating approximately Euro 2.5 million ($2.2 million) in ongoing, annualized personnel cost savings. The positive impact of this cost reduction on the absolute level of operating expenses was, however, offset by approximately 20% increases in the cost of energy in Italy, which impacted production costs and lead to significant increases in distribution expenses, and the timing of the headcount reductions, with many of them occurring in the second half of the year. In addition, Fiscal 2001 includes certain non-recurring severance costs incurred by Petrini in connection with the executive personnel reductions, and certain other one-time charges, which in total represented approximately Euro 0.5 million ($0.4 million). Fiscal 2001 operating expenses also increased by approximately Euro
0.4 million ($0.4 million) due to the implementation of a new SAP management information system.

Consolidated operating expenses for Fiscal 2001 increased by 26.6% to Euro 55.6 million ($49.3 million) from Euro 43.6 million ($38.6 million) for Fiscal 2000. This increase was primarily due to a non-cash, non-recurring impairment charge of Euro 8 million ($7.1 million) related to our Gazzola acquisition as it was determined that we would be unable to recover the carrying amount of our goodwill, as well as the additional expenses related to a full year of Gazzola operations. As a percentage of sales, operating expenses for Fiscal 2001, excluding the non-recurring impairment charge, were 26.0%, or slightly less than the 26.5% of sales recorded in Fiscal 2000. The headcount reductions and other efficiencies effected in Fiscal 2001 have reduced our cost base and, together with certain price increases effected late in 2001, are expected to positively impact gross profit and operating expenses during Fiscal 2002.

Income (Loss) from Operations. Loss from operations at Petrini and Gazzola (stand-alone) amounted to Euro 15.4 million ($13.6 million) in Fiscal 2001 compared to a loss from operations of Euro 8.0 million ($7.1 million) in Fiscal 2000. The increased operating losses were due to the impairment charge noted above.

Consolidated loss from operations for Fiscal 2001 amounted to Euro 18.4 million ($16.3 million) compared to a loss from operations of Euro 11.1 million ($9.8 million) for Fiscal 2000 due to the impairment charge and the other reasons discussed above.

Interest Expense. Net interest expense for Fiscal 2001 increased by 52.5% to Euro 6.1 million ($5.4 million) from Euro 4.0 million ($3.5 million) in Fiscal 2000. This increase was primarily a result of additional short-term debt incurred to finance Gazzola's losses and cash shortages.

Other Income. Other income decreased to Euro 2.7 million ($2.4 million) in Fiscal 2001 from other income of Euro 15.6 million ($13.8 million) in Fiscal 2000. The other income in Fiscal 2000 was primarily the result of an extraordinary gain on the sale of our investment in Algo Vision, while the Fiscal 2001 other income of Euro 2.7 million ($2.4 million) was the result of a reversal of accrued and unpaid expenses recorded in prior years.

Income (Loss) From Continuing Operations Before Income Taxes. Loss from continuing operations before income taxes for Fiscal 2001 increased to Euro 21.8 million ($19.3 million) compared to Euro 2.5 million ($2.2 million) in Fiscal 2000. This increase was attributable to the Gazzola impairment charge and the reduced other income in Fiscal 2001 resulting from the extraordinary Algo Vision gain in Fiscal 2000. After adjusting for these two factors, loss from continuing operations declined approximately 25% to Euro 13.8 million ($12.2 million) in Fiscal 2001 from Euro 18.2 million ($16.1 million) in the prior year.

Net Income (Loss). Net loss for Fiscal 2001 was Euro 21.8 million ($19.3 million) compared to a net loss of Euro 4.6 million ($4.1 million) in Fiscal 2000. The increased net loss was attributable to the Gazzola impairment charge and the reduced other income in Fiscal 2001 resulting from the extraordinary Algo Vision gain in Fiscal 2000. After adjusting for these two factors, net loss declined approximately 33% to Euro 13.8 million ($12.2 million) in Fiscal 2001 from Euro 20.3 million ($17.9 million) in Fiscal 2000, primarily as a result of increased gross profit partially offset by increased operating expenses and interest expenses.

EBITDA. EBITDA relating to the Petrini and Gazzola operations (stand-alone) in Fiscal 2001 improved to positive Euro 2.7 million ($2.4 million) from negative Euro 1.6 million ($1.4 million) in Fiscal 2000. This increase was primarily due to the increase in absolute gross profit and gross profit margin and the other income reversal of previous accruals, partially offset by increased operating expenses and higher raw material costs. Excluding non-recurring charges related to severance payments of an aggregate of Euro 1.3 million ($1.2 million), EBITDA relating to the Petrini and Gazzola operations (stand-alone) during Fiscal 2001 would have been Euro 4.0 million ($3.5 million).

Consolidated EBITDA for Fiscal 2001, improved to positive Euro 1.0 million ($920,000) from negative Euro 3.7 million ($3.3 million) in Fiscal 2000 due to the increase in absolute gross profit and gross profit margin and the other income, partially offset by increased operating expenses and higher raw material costs. Excluding non-recurring charges related to severance payments of an aggregate of Euro 1.3 million ($1.2 million), consolidated EBITDA for Fiscal 2001 would have been Euro 2.3 million ($2.1 million).

EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. Although EBITDA is not recognized under U.S. GAAP, it is accepted in the food industry as a generally recognized measure of performance. However, EBITDA should not be considered an alternative to operating income, net income, cash flows or any other measure of performance as determined in accordance with generally accepted accounting principles, as an indicator of operating performance or as a measure of liquidity.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

General. We acquired Gazzola on May 3, 2000 and therefore our results of operations for the fiscal year ended December 31, 2000 include the Gazzola operations since such date, while our results of operations for the fiscal year ended December 31, 1999 include only the operations of Petrini. As a result, (i) all revenue and expense accounts in the following discussion for Fiscal 2000 were increased by the revenues and expenses incurred by Gazzola since May 3, 2000 and (ii) the 1999 results include only a small amount of corporate overhead of Spigadoro, Inc. As a result, year-to-year results are not necessarily comparable.

Net Sales. Net sales for Fiscal 2000 increased by 22.1% to Euro 165.0 million ($146.2 million) from Euro 135.1 million ($119.7 million) during Fiscal 1999. The increase was primarily due to the acquisition of Gazzola in May 2000, which contributed Euro 31.8 million ($28.2 million) of additional sales to our pasta sector during the year. Consequently, net sales for pasta and flour for Fiscal 2000 increased by 87.0% to Euro 66.7 million ($59.8 million) from Euro 35.6 million ($31.5 million) for Fiscal 1999. Net sales for animal feed for Fiscal 2000 decreased by 1.1% to Euro 98.3 million ($87.1 million) from Euro 99.5 million ($88.1 million) for Fiscal 1999 on relatively flat volume. The sales mix in animal feed was influenced by a number of factors during the year, including a dioxin plague which affected North Italian chicken farmers and the arrival of Mad Cow Disease (BSE) in Italy, which resulted in significant reductions in Italian consumption of beef and milk. Consequently, our sales volumes of feed for milk cows and for chickens fell 3.5% and 7%, respectively, during Fiscal 2000. However, we were able to partially offset these reductions through increased sales of feed for rabbits and sheep, as a result of various new marketing initiatives and changing consumer preferences in light of the well-publicized beef and chicken health issues. Although we believe that our strategy of maintaining a presence in all major livestock branches and in all regions of Italy may help to minimize the risks associated with these and other serious diseases impacting the food chain, there can be no assurance that such diseases will not have an adverse effect on our operations in the future. See "Risk Factors."

Gross Profit. Gross profit for Fiscal 2000 decreased by 13.0% to Euro 32.5 million ($28.8million) from Euro 37.4 million ($33.1 million) for Fiscal 1999, while the gross profit percentage fell to 19.7% in Fiscal 2000 from 27.7% in Fiscal 1999. This decrease was primarily due to significant increases in the prices of certain key raw materials during 2000. Specifically, the price of soya, which accounts for over 14% of total raw material costs in animal feed, rose nearly 40% during the year. In the pasta sector, where semolina is the main ingredient and represents approximately 25% of the cost of sales, average semolina costs increased approximately 12% during 2000. In animal feed, we were able to secure certain compensating price increases, but did not fully regain our previous margin levels until the end of Fiscal 2000. For example, while our average price of animal feed is currently approximately 5% above average levels of 1999, the average levels for Fiscal 2000 were only 1.5% above 1999 levels. In pasta, strong competitive pressures in the private label sector have so far prevented Gazzola from fully re-establishing its previous margin levels and contributed to a reduction in Gazzola's gross profit percentage from 16.9% in Fiscal 1999 to 3.1% in Fiscal 2000.

Operating Expenses. Operating expenses, including selling expenses and general and administrative expenses, relating to the Petrini and Gazzola operations (stand-alone) in Fiscal 2000 increased by 25.1% to Euro 41.5 million ($36.7 million) from Euro 33.2 million ($29.4 million) in Fiscal 1999, primarily as a result of the acquisition of Gazzola in May 2000, which contributed Euro 6.9 million ($6.1 million) in additional operating expenses. Petrini's ongoing efficiency plan and related headcount reduction program resulted in an overall reduction of manpower from 404 persons at the start of Fiscal 2000 to 350 persons at the end of the year, thereby creating Euro 1.8 million ($1.6 million) in ongoing, annualized personnel cost savings. The positive impact of this cost reduction on the absolute level of operating expenses was, however, offset by approximately 30% increases in the cost of energy in Italy, which impacted production costs and lead to significant increases in distribution expenses, and the timing of the headcount reductions, with many of them occurring in the second half of the year. In addition, Fiscal 2000 includes certain non-recurring severance costs incurred by Petrini in connection with the personnel reductions and certain other one-time charges, which in total represented Euro 1.7 million ($1.5 million). Excluding these non-recurring charges, operating expenses relating to the Petrini and Gazzola operations (stand-alone) in Fiscal 2000 would have been Euro 39.8 million ($35.3 million).

Consolidated operating expenses for Fiscal 2000 increased by 34.6% to Euro 43.6 million ($38.6 million) from Euro 32.4 million ($28.7 million) for Fiscal 1999. This increase was due to the additional effect of Spigadoro corporate overhead costs, including a full year of goodwill amortization, whereas only two months of goodwill amortization were incurred in Fiscal 1999. The headcount reductions and other efficiencies effected in 2000 have reduced our cost base and, together with certain price increases effected late in 2000 and into 2001, are expected to positively impact gross profit and operating expenses during Fiscal 2001. In addition, we anticipate certain headcount reductions at our Gazzola operations during 2001, which will further reduce our fixed costs. See "EBITDA" below.

Income (Loss) from Operations. Loss from operations at Petrini and Gazzola (stand-alone) amounted to Euro 8.0 million ($7.1 million) in Fiscal 2000 compared to income from operations of Euro 4.4 million ($3.9 million) in Fiscal 1999. This decrease was primarily due to a reduction in gross profit in Fiscal 2000 resulting from the factors set forth above and an increase in operating expenses, in particular due to the Gazzola acquisition and the disappointing results of operations at Gazzola.

Consolidated loss from operations for Fiscal 2000 amounted to Euro 11.1 million ($9.8 million) compared to income from operations of Euro 5.0 million ($4.4 million) for Fiscal 1999 due to the reasons discussed above and the additional effect of an increase in operating expenses as a result of Spigadoro corporate overhead and the additional goodwill amortization expenses not incurred in Fiscal 1999.

Interest Expense. Net interest expense for Fiscal 2000 increased by 166% to Euro
4.0 million ($3.5 million) for Fiscal 2000 from Euro 1.5 million ($1.3 million) in Fiscal 1999. This increase was a result of additional debt incurred in connection with our acquisition of Gazzola in May 2000, interest expense relating to notes payable issued in the Petrini acquisition in December 1999 (a majority of which was repaid in 2000) and additional costs incurred relating to our increased factoring activity, together with an overall increase in prevailing bank interest rates in Italy during Fiscal 2000.

Other Income. Other income increased to Euro 15.5 million ($13.7 million) in Fiscal 2000 from other expense of Euro 25,306 ($22,417) in Fiscal 1999, primarily as a result of the sale of all of our Algo Vision shares resulting in a one-time net gain of Euro 14.8 million ($13.1 million) and of exchange rate gains recognized upon the repayment of our Euro 6.2 million promissory note issued in connection with our acquisition of Petrini in December 1999.

Income (Loss) From Continuing Operations Before Income Taxes. Income (loss) from continuing operations before income taxes for Fiscal 2000 was Euro 388,000 ($343,000) compared to Euro 3.5 million ($3.1 million) in Fiscal 1999. This decrease was attributable to a loss from continuing operations before income taxes at Petrini and Gazzola (stand-alone) in Fiscal 2000 of Euro 11.8 million ($10.5 million) compared to income from continuing operations of Euro 3.0 million ($2.7 million) in Fiscal 1999, offset primarily by the gain from the sale of the Algo Vision shares.

Net Income (Loss). Net loss for Fiscal 2000 was Euro 4.6 million (4.1 million) compared to net income of Euro 1.2 million ($1.1 million) in Fiscal 1999. The loss was due to a reduction in gross profit, an increase in interest expense and operating expenses, including goodwill amortization, and an increase in income taxes, partially offset by the one-time gain from the sale of all of our Algo Vision shares. Income taxes for Fiscal 2000 increased to Euro 2.9 million ($2.6 million) from Euro 2.3 million ($1.9 million) for Fiscal 1999. However, a substantial portion of the tax amount in Fiscal 2000 is a non-cash charge relating to the reversal of a deferred tax asset. We will not be required to pay a substantial portion of the income taxes due on the sale of the Algo Vision shares as a result of the past net operating losses from our discontinued operations in Switzerland.

EBITDA. EBITDA relating to the Petrini and Gazzola operations (stand-alone) in Fiscal 2000 decreased by 121% to negative Euro 1.6 million ($1.4 million) from positive Euro 7.5 million ($6.8 million) in Fiscal 1999. This decrease was primarily due to a reduction in gross profit in 2000 as a result of an increase in raw material and energy costs, a sales mix favoring lower margin products, as well as an increase in operating expenses relating to our Gazzola acquisition and non-recurring severance payments in connection with headcount reductions (pursuant to Petrini's efficiency plan). Excluding non-recurring charges related to the severance payments and other extraordinary costs described above of an aggregate of Euro 2.0 million ($1.8 million), EBITDA relating to the Petrini and Gazzola operations (stand-alone) during Fiscal 2000 would have been Euro 0.4 million ($0.4 million).

Consolidated EBITDA for Fiscal 2000, which does not include the Euro 14.8 million ($13.1 million) gain received from the sale of our Algo Vision shares, decreased by 146% to negative Euro 3.7 million ($3.4 million) from positive 8.1 million ($7.2 million) in Fiscal 1999 due to the factors discussed above and to the additional effect of corporate overhead expenses not incurred in Fiscal 1999. The non-recurring severance payments discussed above, which aggregate Euro
1.3 million ($1.1 million), relate to net headcount reductions of 54 positions, which we anticipate will create Euro 1.8 million ($1.6 million) in ongoing, annualized personnel cost savings and which will positively impact gross profit and operating expenses, as well as EBITDA, beginning in 2001. We anticipate that further reductions of personnel at our Gazzola operations will continue in 2001, which will further decrease our ongoing cost base but will create additional one-time severance charges.

EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. Although EBITDA is not recognized under U.S. GAAP, it is accepted in the food industry as a generally recognized measure of performance. However, EBITDA should not be considered an alternative to operating income, net income, cash flows or any other measure of performance as determined in accordance with generally accepted accounting principles, as an indicator of operating performance or as a measure of liquidity.

LIQUIDITY AND CAPITAL RESOURCES

Management has been implementing a restructuring plan devised to continue reducing fixed costs, while improving gross margins and cash flows in order to sustain operations. Our results of operations for Fiscal 2001, while disappointing, have begun to reflect the positive impact of this restructuring plan. We continue to require additional working capital to support our operations. As noted elsewhere in this Form 10-K, we are currently negotiating with certain Italian banks to restore access to lines of credit previously available to us in Fiscal 2001, and we have received indications that the banks are willing to restore these lines of credit. See "Risk Factors - Risks Affecting Our Operations." The restoration of such credit lines is critical to our ongoing operations and liquidity. In addition, we are exploring the possibility of selling certain assets, including certain non-essential real estate assets the value of which we believe exceeds its current book value. We may also require additional funds for acquisitions and the integration and management of acquired businesses. We will likely require additional funds to repay portions of our outstanding working capital facility beginning in April 2003, as required by our recent agreement with the banks. We have no present commitments or arrangements to obtain any additional funds and we cannot predict whether additional funds will be available on terms favorable to us or at all. If we cannot obtain funds when required, our business may be adversely affected. Moreover, if we are unable to reach an agreement with the banks regarding the restoration of our access to additional lines of credit, or to otherwise raise additional funds through equity or debt financing or asset sales, our business, financial condition and results of operations, as well as our ability to continue our operations as currently conducted, would be materially adversely affected. Our auditors have included an explanatory paragraph in their report that raises doubt about our ability to continue as a going concern. However, assuming that our lines of credit are restored, as to which there can be no assurance, we believe that our funds, including cash expected to be generated from operations, together with amounts available under our credit facilities and factoring arrangements or made available through asset sales, should be sufficient to finance our working capital requirements and our capital and debt service requirements for the 12 month period following December 31, 2001.

At December 31, 2001, our cash and cash equivalents decreased to Euro 4.1 million ($3.6 million) from Euro 13.7 ($12.1 million) at December 31, 2000. Working capital at December 31, 2001 was negative Euro 28.6 million ($25.3 million) compared to negative working capital of Euro 39.0 million ($34.5 million) at December 31, 2000.

Net cash used in operating activities was Euro 17.3 million ($15.3 million) during Fiscal 2001 compared to net cash provided by operating activities of Euro
6.8 million ($6.0 million) during Fiscal 2000. This increase in cash used was primarily due to the net loss incurred in Fiscal 2001 and an increase in accounts receivable resulting from a reduction in factoring activities toward the end of the year. At December 31, 2001, the aggregate amount of factoring outstanding was Euro 13.9 million ($12.3 million), compared to Euro 24.5 million ($21.7 million) at December 31, 2000, which contributed to an increase in accounts receivable from Euro 27.6 million ($24.5 million) December 31, 2000 to Euro 40.8 million ($36.2 million) at December 31, 2001.

Net cash used in investing activities in Fiscal 2001 amounted to Euro 3.9 million ($3.5 million), as compared to net cash used in investing activities of Euro 1.8 million ($1.6 million) in Fiscal 2000. The principal uses were the purchase of equipment for approximately Euro 4.4 million ($3.9 million), partially offset by the sale of certain equipment.

Net cash provided by financing activities was Euro 13.4 million ($11.9 million) during Fiscal 2001 compared to net cash used in financing activities of Euro 0.7 million ($0.6 million) in Fiscal 2000. The principal increases in cash resulted from proceeds of long- and short-term borrowings, partially offset by repayments of certain long-term debt.

At December 31, 2001 our total indebtedness increased to Euro 94.5 million ($83.7 million) compared to Euro 79.0 million ($70.0 million) at December 31, 2000, primarily due to a reduced usage of our accounts receivable factoring lines, the proceeds of which have historically been partially utilized to reduce short-term debt, and the assumption of approximately Euro 2.8 million ($2.5 million) of equipment financing of Etrusco.

At December 31, 2001 we had short-term debt in the aggregate amount of Euro 34.6 million ($30.6 million) comprised of borrowings under short-term lines of credit and indebtedness assumed in the acquisition of Petrini. Based upon our recent agreement to extend the maturity of our Euro 23.2 million ($20.6 million) syndicated credit facility, such debt has been reclassified as long-term debt. We maintain unsecured short-term credit facilities with approximately 25 Italian banks. These facilities are typically available for terms up to one year and accrue interest at fluctuating rates. Borrowings under these facilities are used to support our Italian operations and are serviced by cash flow from operations.

At December 31, 2001 we had long-term debt (including current portion) in the aggregate amount of Euro 59.9 million ($53.1 million), including our Euro 23.2 million ($20.6 million) working capital facility that matures in 2003. The debt matures over varying terms through 2011 and accrues interest either at fixed annual interest rates ranging from 1.9% to 11.35% or variable rates based upon various interest rate measures. Substantially all of the long-term debt other than the working capital facility is secured by liens on the property of our operating subsidiaries. A portion of the long-term debt is subsidized by government agencies. We believe that our current allocation between long-term debt and short-term debt is not optimized, and we intend to explore a potential refinancing of a portion of our indebtedness in an effort to allocate a greater portion of out total debt to long-term debt.

In addition, our Euro 23.2 million ($20.6 million) working capital facility secured in April 2000 matured in October 2001. During April 2002, we have reached an agreement with the various banks that will provide for an extension of the prior facility for a period of 24 months from October 2001; provided, that we will be required to repay approximately 10% of the principal amount in April 2003, 50% of the outstanding principal amount in June 2003, and the remainder in October 2003. Outstanding amounts will bear interest at a rate equal to EURIBOR plus 125 basis points. Any material adverse change in our financial condition or stockholders' equity will entitle the banks to accelerate the debt.

In addition, pursuant to the new extension agreement, we will be required to pay portions of the outstanding balance beginning in April 2003, and we anticipate that we will be required to finance all or a portion of such prepayment obligations prior to the new maturity dates. We currently have no firm agreements or arrangements to obtain any such financing, and our inability to secure such financing would have a material adverse effect on our operations and financial condition.

At December 31, 2001, we also had outstanding promissory notes in the amounts of $5.3 million, $3.0 million and $3.6 million outstanding to Gruppo Spigadoro N.V., Bebington Holdings N.V. (an affiliate of Gruppo Spigadoro N.V.) and Carlo Petrini, respectively, each of which is a principal stockholder. The Gruppo Spigadoro note is outstanding debt that remains from the acquisition of Petrini in December 1999 and was amended and restated in October 2001 to convert the outstanding balance of the previous demand note into a term loan expiring in December 2002 (or sooner in the event of certain equity or asset sales). The Bebington note and the Carlo Petrini note were issued in October 2001 in exchange for new capital provided by such stockholders at the request of the Italian bank consortium and in connection with the negotiations regarding an extension of the working capital facility discussed above. The proceeds from these notes were used by us to contribute additional equity into our Petrini subsidiary. The loans bear interest at 6% annually and are repayable on December 31, 2002 or sooner in the event of certain equity or asset sales. In the event the principal amount is not repaid on the maturity date, the entire Bebington loan and approximately $1.4 million of the Carlo Petrini loan are automatically convertible into shares of our common stock at a conversion rate equal to 85% of the average closing sale price of our common stock for the ten trading days prior to the maturity date. The remaining portion of the Carlo Petrini loan would be repaid through the assignment by us of a portion of a loan receivable from our subsidiary Petrini S.p.A., after which assignment Mr. Petrini would look only to Petrini S.p.A. for repayment of that portion of the loan. In consideration for the extension of all of these loans, we issued to Carlo Petrini and Gruppo Spigadoro N.V. 600,000 and 2,400,000 shares of our common stock, respectively.

We continue to utilize factoring arrangements whereby we sell a portion of our accounts receivable without recourse. A portion of the proceeds of these arrangements have been used to pay short-term indebtedness while the remaining proceeds have been used for working capital. At December 31, 2001 the aggregate amount of factoring outstanding was Euro 13.9 million ($12.4 million). We believe our factoring program improves our cash and short-term debt positions, and the failure to maintain any such factoring arrangements could adversely impact our liquidity. See "Note 4 of the Notes to the Consolidated Financial Statements of Spigadoro."

In addition, in connection with our acquisition of Etrusco in December 2001, we issued to the former stockholder of Etrusco 3,372,094 shares of our common stock that were valued by agreement among the parties at $1.50 per share. The shares will be subject to a lock-up and cannot be sold until December 22, 2003, at which time 50% of the shares can be sold. The remaining 50% of the shares are subject to sale beginning on December 22, 2004. The lock-up will be released as to a percentage of the shares, which percentage will be equal to the percentage of any of our shares held by the Vertical Group that might be sold by Vertical prior to the expiration of the lock-up. However, pursuant to the acquisition agreement, we agreed that, in the event that our common stock is not valued at $1.50 per share or more as of the closing of the stock market on the last trading day prior to each of the two dates above, we would issue to the seller additional shares of common stock to compensate them for the difference between $1.50 per share and the then current market value of our common stock. We also have the right at any time to repurchase the shares for $1.50 in cash or to pay to the seller in cash the difference between $1.50 and the price at which any shares are sold. The existence of the price protection provision could require us to pay in cash the difference between approximately $5 million and the then current market value of the shares or issue a substantial number of additional shares to the seller in the event that the market price target is not achieved and we elect not to pay cash, thereby causing potentially substantial dilution to stockholders. The share price value and related market price target set forth above was determined by negotiation between us and the seller, and should not be construed to imply or predict any future increase in the market price of our securities.


FINANCIAL ACCOUNTING ANNOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations." Statement 141 addresses financial accounting and reporting for business combinations initiated after June 30, 2001 and supersedes Accounting Principles Board Opinion No. 16, "Business Combinations." The most significant accounting differences from Opinion 16 are that Statement 141 requires that all business combinations be accounted for under the purchase method, thereby eliminating the pooling-of-interests method, and establishes new criteria for identifying acquired intangibles separately from goodwill with the expectation that more intangibles will now be identified. Statement 141 also expands the disclosure requirements of Opinion 16. The provisions of Statement 141 apply prospectively to business combinations initiated after June 30, 2001. Because we historically have not been able to meet the criteria for pooling-of-interests accounting, the elimination of that method is expected to have no effect on us.

In June 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Statement 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets." Statement 142 adopts an aggregate approach to goodwill, compared with the transaction-based approach of Opinion 17, by accounting for goodwill on combined reporting units that include an acquired entity. The more significant accounting provisions of Statement 142 are that (1) goodwill and other identified intangible assets that have indefinite useful lives will no longer be amortized, (2) goodwill and any other intangible asset with an indefinite useful life will be tested for impairment at least annually and (3) intangibles with finite useful lives will continue to be amortized. Statement 142 also expands the required disclosures for goodwill and other intangible assets. The provisions of Statement 142 are effective starting with the first quarter of 2002. The carrying amount of our goodwill at December 30, 2001 was Euro 12.3 million ($10.9 million). Amortization of goodwill for 2001 was Euro 1.1 million $1.0 million. Under the provisions of Statement 142, we will no longer amortize goodwill commencing with the first quarter of 2002. We will instead review the carrying amount of goodwill at least annually for any impairment and recognize an impairment loss if the carrying amount of goodwill is not recoverable and its carrying amount exceeds its implied fair value. Our intangible assets other than goodwill, principally trademarks, with a carrying amount of Euro 2.3 million ($2.0 million) as of December 30, 2001, have finite useful lives and will not be affected by Statement 142.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." This statement will be effective for fiscal years beginning after December 15, 2001. This statement established a single accounting model, based upon the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," for long-lived assets to be disposed of by sale or to address significant implementation issues. The Company is in the process of assessing the impact of the adoption of this statement on its consolidated financial position, results of operations and cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk stemming from interest rates and commodity prices. Changes in these factors could cause fluctuations in our net income and cash flows.

We are exposed to interest rate changes with respect to several of our credit facilities and debt instruments that bear interest based upon certain floating interest rate benchmarks, such as EURIBOR (the European InterBank Offered Rate), plus an additional percentage based on our current borrowing level. At December 31, 2001, approximately $68.7 million of our outstanding debt was subject to floating interest rates. Changes in the EURIBOR interest rate or other relevant benchmarks will have a positive or negative effect on our interest expense. Each 1.0% fluctuation in the relevant interest rate benchmark will increase or decrease annual interest expense for us by approximately $687,000 based upon outstanding borrowings at December 31, 2001.

Some raw materials used in our products are exposed to commodity price changes. We manage some of this risk by using long-term agreements with some vendors. With the exception of these contracts, we are subject to fluctuations in the market price of our raw materials. The primary commodity price exposure is with durum wheat, the principal raw material used to make pasta.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in a separate section of this report. See the Consolidated Financial Statements attached hereto beginning on page F-1.

                                       First           Second             Third           Fourth
                                      Quarter          Quarter           Quarter          Quarter
                                   ------------     ------------      ------------     ------------
2001     (Dollars)
-------------------------
Net sales                          $     39,628     $     40,929      $     38,785     $     42,626
Gross Profit                              8,166            8,213             7,454            9,152
Net Income (Loss)                        (3,164)          (4,670)           (4,275)          (7,160)
Income per common and common
 share equivalent                         (0.05)           (0.08)            (0.07)           (0.11)

2001     (Euro)
-------------------------
Net sales                                44,736           46,205            43,785           48,120
Gross Profit                              9,218            9,272             8,415           10,332
Net Income (Loss)                        (3,572)          (5,272)           (4,826)          (8,083)
Income per common and common
 share equivalent                         (0.06)           (0.09)            (0.08)           (0.12)

2000     (Euro)
-------------------------
Net sales                                32,749           41,567            44,549           46,134
Gross Profit                              8,518            7,954             8,718            7,342
Net Income (Loss)                        10,609           (2,302)           (7,164)          (5,750)
Income per common and common
 share equivalent                          0.18            (0.01)            (0.06)           (0.19)



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

Exhibit
Number      Description
------      -----------

10.18   --  Amendment No. 1 to Marketing Agreement, dated as of October
            24, 1996, by and between IAT Multimedia, Inc. (formerly known as IAT Holdings, Inc.) and General Capital (1)
10.19   --  Registration Rights Agreement, dated February 27, 1997, between the Registrant, Vertical Financial Holdings and
            Viktor Vogt (1)
10.20   --  Registration Rights Agreement, dated February 27, 1997, between the Registrant, Vertical Financial Holdings, and Klauss-Dirk Sippel (1)
10.21   --  Registration Rights Agreement, dated February 27, 1997, between the Registrant, Vertical Financial Holdings, and
            Walter Glas GmbH (1)
10.22   --  Purchase Agreement, dated November 13, 1997, by and between the Registrant and Dr. Alfred Simmet (3)
10.23   --  Irrevocable Letter of Credit and Indemnity, dated November 7,
            1997, by and between the Registrant and Citibank, N.A. (3)
10.24   --  Credit Agreement, dated as of February 5, 1996, by and between IAT AG and Swiss Bank Corporation (4)
10.25   --  Agreement by and between Swiss Bank Corporation and the
            Registrant (4)
10.26   --  Agreement, dated as of December 22, 1997, by and among
            Richard Suter, Klaus-Dirk Sippel and Cornelius Holthuizen,
            IAT AG and the Registrant (4)
10.27   --  Amended and Restated Agreement, dated as of December 22,
            1997, by and among Richard Suter, Klaus-Dirk Sippel and
            Cornelius Holthuizen, IAT AG and the Registrant (4)
10.28   --  Securities Purchase Agreement, dated as of June 19, 1998, by and among the Registrant, JNC Opportunity Fund Ltd. and JNC Strategic Fund, Ltd. (8)
10.29   --  Registration Rights Agreement, dated as of June 19, 1998, by and among the Registrant, JNC Opportunity Fund Ltd. and JNC Strategic Fund, Ltd. (8)
10.30   --  5% Convertible Debenture due 2008, dated as of June 19, 1998, issued by the Registrant (8)
10.31   --  Form of Warrant, attached as exhibit to Securities Purchase
            Agreement (8)
10.32   --  Agreement, dated October 27, 1998, between the Registrant and
            Axel Hundt, the sole stockholder of Columbus Handles-und
            Vertrieb GmbH & Co. KG and Columbus Handels-und Vertrieb GmbH (9)
10.33   --  Exchange Agreement, dated as of December 31, 1998, by and among the Registrant, JNC Opportunity Fund Ltd. and JNC
            Strategic Fund Ltd. (10)
10.34   --  Executive Employment Agreement, dated as of September 1,
            1998, between IAT AG and Jacob Agam (11)
10.35   --  Employment Agreement, dated as of February 18, 1999, between
            IAT AG and Nicolaas Hildebrand (11)
10.36   --  Sublease Agreement, dated as of January 29, 1999, between the
            Registrant and Petrini, N.V. for offices located at 70 East
            55th Street, New York, New York 10022 (11)
10.37   --  Purchase Agreement, dated February 12, 1999, between the
            Registrant and Dr. Alfred Simmet (11)
10.38   --  Amendment, dated July 1, 1998, to Agreement, dated September
            1, 1992, between Grissemann Consulting SA and IAT AG (incorporated by reference to the Registrant's Annual Report on Form 10-K/A as filed on April 30, 1999)

Exhibit
Number      Description
------      -----------

10.39   --  Agreement for the Acquisition of Intellectual Property
            Rights, dated July 22, 1999, among the Registrant, IAT AG,
            Alco Vision Schweiz AG and Algo Vision pic (12)
10.40   --  Intellectual Property Assignment, dated July 22, 1999, among the Registrant, IAT AG and Algo Vision pic (12)
10.41   --  Intellectual Property Assignment, dated August 10, 1999, among the Registrant, IAT AG and Algo Vision pic (13)
10.42   --  Share Exchange and Subscription Agreement, dated July 22,
            1999, between Algo Vision pic and IAT AG (12)
10.43   --  Second Subscription Agreement, dated July 22, 1999, between
            Algo Vision pic and IAT AG (12)
10.44   --  Lock-in Agreement, dated July 22, 1999, among Algo Vision pic, Beeson Gregory Limited and IAT AG (12)
10.45   --  1999 Stock Option Plan
10.46   --  Employment Agreement, dated November 30, 1999, between
            Petrini S.p.A. and Lucio De Lucio (15)
10.47   --  Factoring Agreement, dated June 28, 1999, between Petrini
            S.p.A. and Comit Factoring S.p.A. (15)
10.48   --  Waiver Agreement and First amendment to IAT Multimedia, Inc.
            Series A 5% Convertible Debenture, dated November 23, 1999, by and between the Registrant and JNC Opportunity Fund Ltd. (16)
10.49   --  Employment Agreement dated January 1, 2000 by and between the
            Company and Lucio De Luca. (17)
10.50   --  Amended and Restated Employment Agreement dated January 1,
            2000 by and between the Company and Jacob Agam. (17)
10.51   --  Promissory Note issued to Gruppo Spigadoro, N.V. in the principal amount of $6,337,000. (17)
10.52   --  Promissory Note issued to Carlo Petrini in the principal amount of $1,000,000. (17)
10.53   --  Promissory Note issued to Carlo Petrini in the principal amount of ITL 12,050,000,000. (17)
10.54   --  Promissory Note issued to Carlo Petrini in the principal amount of $6,150,000. (17)
10.55   --  Stock Purchase Agreement dated as of January 19, 2000 by and between the Company and the other parties named therein. (18)
10.56   --  Shares Purchase Agreement dated as of April 14, 2000 by and between Petrini S.p.A. and the other parties named therein.  (19)
10.57   --  Promissory Note issued to Carlo Petrini in the principal amount of $3,587,000
10.58   --  Promissory Note issued to Bebington Holdings N.V. in the principal amount of $3,000,000
10.59   --  Amended and Restated Promissory Note issued to Gruppo Spigadoro N.V.
            in the principal amount of $5,305,000
21.1    --  List of Subsidiaries of Registrant
23.1        Consent of Deloitte & Touche S.p.A.

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

(18) Incorporated by reference to the Registrant's Current Report on Form 8-K as filed on February 2, 2000.

(19) Incorporated by reference to the Registrant's Current Report on Form 8-K as filed on May 10, 2000.

                        SPIGADORO, INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                                      AND
                         INDEPENDENT AUDITORS' REPORTS

                               DECEMBER 31, 2001

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





Independent Auditors' Report                                             F-2


Consolidated Financial Statements

     Consolidated Balance Sheets                                       F-3-4

     Consolidated Statements of Operations                               F-5

     Consolidated Statements of Stockholders' Equity                     F-6

     Consolidated Statements of Cash Flows                             F-7-8

     Consolidated Notes to Financial Statements                       F-9-35

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Spigadoro, Inc.


We have audited the accompanying consolidated balance sheets of Spigadoro, Inc. and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001 (all expressed in Euro). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spigadoro, Inc. and Subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 21, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Spigadoro, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's financing needs (also discussed in Notes 12 and 13), its recurring losses from operations, and its negative working capital and cash flow raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                             /s/ DELOITTE & TOUCHE S.P.A.



Milan, Italy
April 15, 2002

                        SPIGADORO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000

                                                              2001            2001          2000
                                                            ---------        -------       -------
                                                         (thousands of        (thousands of Euro)
                                                          Dollars) (1)
                        ASSETS

Current assets:
 Cash and cash equivalents                                    $ 3,626          4,093        13,675
 Accounts receivable trade, net of allowance
 for doubtful accounts of Euro 3,277 thousands
 in 2001 and Euro 2,618 thousands in 2000                      36,171         40,834        27,651
 Taxes receivable                                               8,598          9,706         9,063
 Inventories                                                   11,531         13,017        16,431
 Deferred income taxes                                            969          1,094           645
 Other current assets                                           3,166          3,574         2,120
                                                            ---------        -------       -------
  Total current assets                                         64,061         72,318        69,585

Property, equipment and improvements, net                      70,573         79,670        75,546

Other assets:
 Intangible assets, at amortized cost                          12,926         14,592        20,003
 Other assets                                                   2,113          2,386         2,422
 Assets held for disposition                                       36             41           445
                                                            ---------        -------       -------
                                                            $ 149,709        169,007       168,001
                                                            =========        =======       =======


(1) Exchange rate: Euro 1.1289 = U.S. $1 as of December 31, 2001, unaudited and presented for convenience purposes only.



          See accompanying notes to consolidated financial statements

                        SPIGADORO, INC. AND SUBSIDIARIES

                           December 31, 2001 and 2000

                                                                2001           2001         2000
                                                              --------        -------      -------
                                                           (thousands of       (thousands of Euro)
                                                            Dollars) (1)
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Short-term borrowings                                        $ 30,642         34,592       55,884
 Current portion of long-term debt                              15,972         18,031        4,020
 Accounts payable                                               36,335         41,019       40,795
 Income taxes payable                                                -              -            -
 Accrued payroll and social contributions                        2,977          3,361        4,105
 Other current liabilities                                       3,464          3,910        3,777
                                                              --------        -------      -------
  Total current liabilities                                     89,391        100,913      108,581

Long-term debt, less current portion                            16,513         18,641       19,084

Revolving credit agreement                                      20,586         23,240

Employees and agents termination
 indemnities                                                     8,399          9,482        8,785

Deferred income taxes                                            2,512          2,836        2,513

Social contributions and income
 taxes payable                                                   2,085          2,354        2,403
                                                              --------        -------      -------
  Total liabilities                                            139,486        157,466      141,366
                                                              --------        -------      -------
Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.01 (Euro .01129) par value,
  authorized 100,000,000, none issued                                -              -            -
 Common stock, $.01 (Lire .01129) par value,
  authorized 100,000,000, issued
  64,730,016 in 2001 and 63,261,037 in 2000                        571            645          630
 Capital in excess of par value                                 32,877         37,115       31,359
 Retained earnings (accumulated deficit)                       (23,006)       (25,971)      (4,218)
 Accumulated other comprehensive income (loss)                      70             79         (809)
 Less treasury stock (102,000 shares in 2001
  and 2000)                                                       (290)          (327)        (327)
                                                              --------        -------      -------
  Total stockholders' equity                                    10,223         11,541       26,635
                                                              --------        -------      -------
                                                              $149,709        169,007      168,001
                                                              ========        =======      =======

(1) Exchange rate: Euro 1.1289 = U.S. $1 as of December 31, 2001, unaudited and presented for convenience purposes only.


          See accompanying notes to consolidated financial statements

                        SPIGADORO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 2001, 2000 and 1999

                                                               2001                2001             2000            1999
                                                             ---------           -------           ------           -----
                                                           (thousands of     (thousand of Euro,
                                                         Dollars, except per  except per share
                                                         share amounts) (1)       amounts)
Net sales                                                     $161,968            182,846          164,999         135,098

Cost of sales                                                  128,983            145,609          132,467          97,683
                                                             ---------            -------          -------         -------
Gross profit                                                    32,985             37,237           32,532          37,415
                                                             ---------            -------          -------         -------
Operating expenses:
 Selling expenses                                               29,670             33,494           30,783          25,273
 General and administrative expenses                            12,510             14,123           12,868           7,148
 Impairment charges                                              7,087              8,000
                                                             ---------            -------          -------         -------

                                                                49,267             55,617           43,650          32,421
                                                             ---------            -------          -------         -------

(Loss) income from operations                                  (16,281)           (18,380)         (11,119)          4,994
                                                             ---------            -------          -------         -------
Other income (expenses):
 Interest expense                                               (5,456)            (6,159)          (4,738)         (1,501)
 Interest income                                                    86                 97              745               -
 Other, net                                                      2,435              2,749           15,501             (25)
                                                             ---------            -------          -------          ------
                                                                (2,935)            (3,313)          11,507          (1,526)
                                                             ---------            -------          -------          ------
(Loss) income from continuing operations
 before income taxes                                           (19,216)           (21,693)             388           3,468
Income taxes                                                        97                109            2,924           2,283
                                                             ---------            -------          -------          ------
(Loss) income from continuing operations                       (19,313)           (21,802)          (2,535)          1,185
(Loss) income from discontinued operations                          43                 49           (2,072)
                                                             ---------            -------          -------          ------
Net (loss) income                                            $ (19,269)           (21,753)          (4,607)          1,185
                                                             =========            =======          =======          ======
Basic and diluted (loss) earnings per share of
 common stock:
  From continuing operations                                   $ (0.31)             (0.35)           (0.04)           0.02
  From discontinued operations                                    0.00               0.00            (0.04)
                                                             ---------            -------          -------          ------
  Net loss                                                     $ (0.31)             (0.35)           (0.08)           0.02
                                                             =========            =======          =======          ======
Weighted average number of common
 shares outstanding (in thousands):
  Basic and diluted                                             61,340             61,340           58,656          58,095
                                                             =========            =======          =======          ======




(1) Exchange rate: Euro 1.1289 = U.S. $1 as of December 31, 2001, unaudited and presented for convenience purposes only.


          See accompanying notes to consolidated financial statements

           SPIGADORO, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY Years Ended
                        December 31, 2001, 2000 and 1999
              (in thousands of Euro, except as otherwise indicated)

                                   Common Stock                                   Accumulated    Retained
                                -----------------     Capital                        Other        Earnings                Total
                                  Shares             In Excess    Comprehensive  Comprehensive (Accumulated  Treasury  Stockholders'
                                (Millions) Amount   Of Par Value   Income (loss)  Income (loss)   Deficit)     Stock       Equity
                                ---------  ------   ------------   -------------  -------------  -----------  --------  ------------
Balance, January 1, 1999           10.0      100       12,384             -              -          12,832      (205)      25,111

Issuance of common stock            2.5       25          (25)            -              -               -         -            -
Reverse merger                     48.4      481       16,969             -              -         (13,628)        -        3,822
Translation adjustments               -        -            -            49             49               -         -           49
Net income                            -        -            -         1,185              -           1,185         -        1,185
                                                                    -------
Total comprehensive income            -        -            -         1,234              -               -         -            -
                                   ----     ----      -------       -------          -----        --------    ------     --------

Balance, December 31, 1999         60.9      606       29,327             -             49             389      (205)      30,167
                                   ====     ====      =======       =======          =====        ========    ======     ========
Cancelation of ecrow shares        (0.5)      (6)           6             -              -               -         -            -
Issuance of common stock            2.3       23          177             -              -               -         -          200
Sale of common stock                0.6        6        1,849             -              -               -         -        1,855
Acquisition of treasury shares        -        -            -             -              -               -      (122)        (122)
Translation adjustments               -        -            -          (858)          (858)              -         -         (858)
Net loss                              -        -            -        (4,607)             -          (4,607)        -       (4,607)
                                                                    -------
Total comprehensive loss              -        -            -        (5,465)             -               -         -            -
                                   ----     ----      -------       -------          -----        --------    ------     --------
Balance, December 31, 2000         63.3      630       31,359             -           (809)         (4,218)     (327)      26,635
                                   ====     ====      =======       =======          =====        ========    ======     ========
Cancelation of ecrow shares
Cancelation of ecrow shares        (2.1)     (20)          20                                                                   -
Issuance of common stock                                   26                                                                  26
Issuance of common stock            0.2        2          130                                                                 132
Issuance of common stock            3.4       33        5,580                                                               5,613
Translation adjustments                                                 888            888                                    888
Net loss                                                            (21,753)                       (21,753)               (21,753)
                                                                    -------
Total comprehensive loss                                            (20,309)                                                    -
                                   ----     ----      -------       -------          -----        --------    ------     --------
Balance, December 31, 2001         64.8      645       37,115             -             79         (25,971)     (327)      11,541
                                   ====     ====      =======       =======          =====        ========    ======     ========
Balance, December 31, 2001
(in thousands of Dollars) (1)      64.8     $571      $32,877       $     -          $  70        $(23,006)   $ (290)    $10,223
                                   ====     ====      =======       =======          =====        ========    ======     ========


(1) Exchange rate: Euro 1.129 = U.S. $1 as of December 31, 2001, unaudited and presented for convenience purposes only.



          See accompanying notes to consolidated financial statements.

                        SPIGADORO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2001, 2000 and 1999

                                                                      2001               2001           2000           1999
                                                                     -------           -------          -----         ------
                                                                 (thousands of           (thousands of Euro)
                                                                  Dollars) (1)
Cash flows from operating activities
 Net (loss) income                                                 $ (19,269)          (21,753)        (4,607)         1,185
 Adjustments to reconcile net (loss) income to net
  cash provided by operating activities:
 (Gain) loss from discontinued operations                                                   (49)         2,072              -
 Gain on sale of securties                                                 -                          (14,776)             -
 Depreciation                                                          6,212             7,013          5,601          2,330
 Amortization                                                          1,468             1,657          1,789            765
 Provision for employees and agents
  termination indemnities                                              1,153             1,302          1,293          1,079
 Provision for doubtful accounts                                       1,253             1,415          1,546            856
 Impairment charges                                                    7,086             8,000
 Assets held for disposition                                               -
 Deferred income taxes                                                  (112)             (126)         2,297           (221)
 Other non-cash items, net                                                16                18            227            140
 Payment of employees and agents
  termination indemnities                                             (1,230)           (1,389)        (2,150)        (1,806)
 Stock issued for services and settlements                               136               154            200              -
 Changes in operating assets and liabilities:                                                 -
 Accounts receivable trade                                           (12,929)          (14,597)         3,756         10,764
 Inventories                                                           2,692             3,039          2,145          1,736
 Accounts payable and other current liabilities                           79                89          6,474         (2,483)
 Accrued payroll and social contributions                             (1,278)           (1,443)          (102)           (13)
 Other, net                                                             (530)             (598)         1,059           (668)
                                                                     -------           -------          -----         ------

Net cash (used in) provided by operating activites                   (15,254)          (17,268)         6,826         13,666
                                                                     -------           -------          -----         ------

Cash flows from investing activities
 Acquisition of business, net of cash acquired                             -                          (12,903)             -
 Net proceeds from sale of securities                                      -                           17,263              -
 Purchases of property, equipment
  and improvements                                                    (3,853)           (4,350)        (5,669)        (1,348)
 Proceeds from disposal of property, equipment
  and improvements                                                     1,167             1,317            216            433
 Proceeds from disposal of intangible assets                             449               507
 Additions to intangible assets                                       (1,204)           (1,359)          (705)        (1,326)
 Cash of business acquired                                                10                11                         4,120
                                                                     -------           -------          -----         ------

Net cash (used in) provided by investing activities                   (3,431)           (3,874)        (1,797)         1,879
                                                                     =======           =======         ======         ======


(1) Exchange rate: Euro 1.129 = U.S. $1 as of December 31, 2001, unaudited and presented for convenience purposes only.



          See accompanying notes to consolidated financial statements.

                        SPIGADORO, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) Years Ended
                        December 31, 2001, 2000 and 1999

                                                               2001            2001           2000        1999
                                                             -------          -----          ------       -----
                                                         (thousands of               (thousands of Euro)
                                                          Dollars) (1)
Cash flows from financing activities
 Proceeds from issuance of common stock                            -               -           1,855           -
 Purchase of treasury stock                                        -               -            (122)          -
 Repayment of notes payable                                        -                         (15,222)          -
 Loan to employee                                                  -               -            (108)          -
 Proceeds from long-term debt                                 11,316          12,775             607       5,151
 Payments of long-term debt                                   (2,965)         (3,347)         (3,544)     (4,448)
 Net change in short-term borrowings                           3,554           4,012          15,829      (8,432)
                                                             -------           -----          ------       -----
Net cash provided by (used in) financing activities           11,905          13,440            (705)     (7,729)
                                                             -------           -----          ------       -----
Effect of exchange rate on cash                               (1,664)         (1,879)          1,089           -
                                                             -------           -----          ------       -----

Net (decrease) increase  in cash and
 cash equivalents                                             (8,443)         (9,581)          5,412       7,815

Cash and cash equivalents, beginning of year                  12,113          13,674           8,263         448
                                                             -------           -----          ------       -----

Cash and cash equivalents, end of year                       $ 3,669           4,093          13,675       8,263
                                                             =======           =====          ======       =====


Supplemental disclosure of cash flow information,
 cash paid during the year for:
  Interest                                                   $ 5,517           6,228           3,533       1,756
                                                             =======           =====          ======       =====

  Income taxes                                               $   513             579           2,198       2,053
                                                             =======           =====          ======       =====


Non-cash disclosure of investing and financing
 activity for the year ended December 31, 1999
 represents push-down adjustments of:
  Property, plant and equipment                              $     -               -          23,928           -
                                                             =======           =====          ======       =====

  Intangible assets                                          $     -               -           9,081           -
                                                             =======           =====          ======       =====


(1) Exchange rate: Euro 1.129 = U.S. $1 as of December 31, 2001, unaudited and presented for convenience purposes only.

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands of Dollars and Euro)


NOTE 1 -   ORGANIZATION AND BASIS OF PRESENTATION:

           Spigadoro, Inc. ("Spigadoro" or the "Company") (formerly IAT Multimedia, Inc.) was incorporated under the laws of Delaware in September 1996. Spigadoro, prior to December 1999, marketed principally in Germany, high performance personal computers, computer hardware, components and peripherals through retail stores, telephone and mail order sales. At a special meeting of stockholders in December 1999, the stockholders approved the acquisition of Petrini S.p.A. and Subsidiary (Petrini) from Gruppo Spigadoro N.V. (N.V.), the sole shareholder of Petrini in exchange for the issuance of 48,366,530 shares of the Company's common stock representing approximately 79% of outstanding common stock and the assumption of certain obligations of N.V. In connection with the Petrini acquisition, the assets and liabilities have been recorded pursuant to the pushdown method of accounting. This method reflects the allocations of consideration paid for the stock of Petrini to the fair values of the respective assets acquired and liabilities assumed on the same basis as that of N.V. At this special meeting the shareholders also approved, among other things, the name change of the corporation from IAT Multimedia, Inc. to Spigadoro, Inc., and authorized the Board to adopt the 1999 Stock Option Plan. In addition to purchase accounting adjustments required for Spigadoro, Petrini was also required to reflect purchase accounting adjustments resulting from N.V.'s acquisition of 100% of the Petrini stock prior to the acquisition by Spigadoro. The cost of the acquisition by N.V. has been allocated to the assets of Petrini based on their fair market values with any excess allocated to goodwill. The goodwill is being amortized over a fifteen-year period.

           Petrini principally produces and sells pasta, flour and animal feed throughout the world. The products are manufactured in factories located in Italy. As a result of the Petrini acquisition, the shareholders of Petrini have control of Spigadoro and the acquisition has been accounted for as a reverse acquisition. In a reverse acquisition, although Spigadoro was the legal acquirer, Petrini is considered the acquirer for accounting purposes. Therefore, the financial statements for all periods presented prior to the December 1999 acquisition date are those of Petrini with the financial statements of Spigadoro only included from the December 1999 acquisition date. The shareholders equity section of the balance sheet is that of Petrini adjusted retroactively to give effect to the par value and number of shares of Spigadoro common stock issued.

           The financial statements of Spigadoro, Inc. and Subsidiaries have been prepared in Euro, the Company's functional currency, since principally all of the continuing operations are headquartered in Italy. Subsidiaries located in the United States, Switzerland and Germany have been converted to Euro from US dollars, Swiss Francs and Deutsche Marks using the exchange rate at the end of the period for balance sheet items and the average exchange rates for the period for statement of operations items. The translation differences are recorded as accumulated other comprehensive income in the consolidated statements of shareholders' equity.

           The consolidated financial statements of the Company, including U.S. dollar information in the notes to consolidated financial statements, have been translated into U.S. Dollars for the convenience of the readers and have been made at the rate of Euro 1.1289 to U.S. $1, approximating the Noon Buying rate of the Federal Reserve Bank of New York at December 31, 2001. All monetary amounts are in thousands of Euro and U.S. Dollars excluding per share information. Such translation should not be construed as a representation that the Euro amounts could be converted into U.S. Dollars at that, or any other rate.

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands of Dollars and Euro)


NOTE 1 -   ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED):

           The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended December 31, 2001 the Company incurred net losses of Euro 21,753 ($19,269) and, as of December 31, 2001, the Company's current liabilities exceeded its current assets by Euro 28,595 ($25,330). The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. However, in order to address the disappointing results of the year 2001, management has started implementing a restructuring plan devised to continue reducing fixed costs, while improving gross margins and cash flows in order to sustain operations. Based on actions undertaken in year 2001 and currently this year, management believes the Company should be able to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain profitable operations. In addition, the Company is exploring the possibility of selling certain assets, including certain non-essential real estate assets, the value of which, the Company believes, exceed its current book value.

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

           PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Spigadoro, Inc., its wholly-owned subsidiaries Petrini S.p.A. (Petrini), Petrini Foods International Inc., Pastifico Gazzola S.p.A. (Gazzola), Spigadoro Food S.p.A., IAT AG, Switzerland (IAT AG), IAT Deutschland GmbH Interactive Medien Systeme Bremen (IAT GmbH), and 100% of both the General Partner, the limited partnership interest in Columbus-Computer-Handels und Vertriebs GmbH & Co. KG (Columbus) (collectively the Company). All intercompany accounts and transactions have been eliminated.

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

             Buildings and improvements                   10-35 Years
             Machinery, equipment and other                4-20 Years
             Software                                      3-5 Years


           GOVERNMENT GRANTS - Government grants on new property, plant and equipment acquired in accordance with Government's plans are recorded when authorized. Such grants are reflected as a reduction in the related property, plant and equipment.

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands of Dollars and Euro)

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

           EXCESS OF COST OVER NET ASSETS ACQUIRED - Goodwill represents the excess of cost over the fair market value of net assets of an acquired business and is amortized over periods of 15 to 20 years from the acquisition date. The Company monitors the cash flows of the acquired operations to assess whether any impairment of recorded goodwill has occurred.

           INTANGIBLE ASSETS - Trademarks represent the amount of the purchase price allocated to the "Supermangimi Petrini" tradename as determined by independent appraisers. Amortization is provided on a straight-line basis over 17 years. Other intangible assets represent primarily patents and are amortized over their respective lives, not longer than five years.

           The Company has capitalized software costs in accordance with the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement requires capitalization of certain costs incurred in the development of internal use software, including external direct material and service costs, employee payroll and payroll related costs. For the years ended December 31, 2001, 2000 and 1999, the Company capitalized Euro 591 ($523), Euro 525, and Euro 323 net of accumulated depreciation of Euro 1,721 ($1,524), Euro 1,130, and Euro 95, respectively.

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

           RESEARCH AND DEVELOPMENT - Research and development costs relate to the development of both present and future products and are charged to expense as incurred. Research and development expenses recorded by the Company totaled approximately Euro 271 ($240), Euro 325 and Euro 544, for the fiscal years ended December 31, 2001, 2000 and 1999, respectively.

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

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands of Dollars and Euro)

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

           In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations." Statement 141 addresses financial accounting and reporting for business combinations initiated after June 30, 2001 and supersedes Accounting Principles Board Opinion No. 16, "Business Combinations." The most significant accounting differences from Opinion 16 are that Statement 141 requires that all business combinations be accounted for under the purchase method, thereby eliminating the pooling-of-interests method, and establishes new criteria for identifying acquired intangibles separately from goodwill with the expectation that more intangibles will now be identified. Statement 141 also expands the disclosure requirements of Opinion 16. The provisions of Statement 141 apply prospectively to business combinations initiated after June 30, 2001. Because we historically have not been able to meet the criteria for pooling-of-interests accounting, the elimination of that method is expected to have no effect on us.

            In June 2001, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Statement 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets." Statement 142 adopts an aggregate approach to goodwill, compared with the transaction-based approach of Opinion 17, by accounting for goodwill on combined reporting units that include an acquired entity. The more significant accounting provisions of Statement 142 are that (1) goodwill and other identified intangible assets that have indefinite useful lives will no longer be amortized,
           (2) goodwill and any other intangible asset with an indefinite useful life will be tested for impairment at least annually and (3) intangibles with finite useful lives will continue to be amortized. Statement 142 also expands the required disclosures for goodwill and other intangible assets. The provisions of Statement 142 are effective starting with the first quarter of 2002. The carrying amount of our goodwill at December 31, 2001 was Euro 12,287 ($10,884). Amortization of goodwill for 2001 was Euro 1,076 ($953). Under the provisions of Statement 142, we will no longer amortize goodwill commencing with the first quarter of 2002. We will instead review the carrying amount of goodwill at least annually for any impairment and recognize an impairment loss if the carrying amount of goodwill is not recoverable and its carrying amount exceeds its implied fair value. Our intangible assets other than goodwill, principally trademarks, with a carrying amount of Euro 2,305 ($2,041) as of December 30, 2001, have finite useful lives and will not be affected by Statement 142.

           In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." This statement will be effective for fiscal years beginning after December 15, 2001. This statement established a single accounting model, based upon the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," for long-lived assets to be disposed of by sale or to address significant implementation issues. The Company is in the process of assessing the impact of the adoption of this statement on its consolidated financial position, results of operations and cash flows.

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands of Dollars and Euro)

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

           STOCK OPTIONS - The Comp[any accounts for its stock based compensation plans in accordance with the provisions of APB 25. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation".

           INCOME (LOSS) PER COMMON SHARE - The Company complies with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share is computed by dividing income of the entity by the weighted average number of common shares outstanding for the period. Basic earnings per share excludes shares held in treasury and shares held in escrow pending release upon the occurrence of specified economic events. Shares held in treasury were 102,000 at December 31, 2001 and 2000 and 50,000 at December 31, 1999. Shares held in escrow were nil in December 31, 2001, 2,125,000 at December 31, 2000 and 498,285 at
           December 31, 1999. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted income per common share is the same as basic income per common share for the years ended December 31, 2001, 2000 and 1999. At December 31, 2001, the Company has unexercised stock options to purchase 3,600,457 shares, and has unexercised common stock purchase warrants to purchase 2,771,726 shares.


NOTE 3 - ACQUISITIONS:

           In December 2001, Petrini acquired Pastificio Etrusco S.p.A. (now Spigadoro Food S.p.A.). Pacificio Etrusco S.p.A. ("Spigadoro Food") manufactures pastas, including pastas with organic ingredients. The acquisition was made with the objective of acquiring a modern plant to replace the Company's pasta production plant in Bastia Umbra and to gain entry into the organic food niche. The Company acquired Spigadoro Food for stock valued at approximately $5,000,000, or 3,372,094 shares (subject to adjustment as set forth below) based upon a contractually agreed upon valuation of $1.50 per share. The market value of our common stock immediately prior to the closing was $0.29 per share and $0.14 on April 12, 2002. Etrusco's sales for fiscal 2001 were approximately $11.5 million. A principal motivating factor for the acquisition was the fact that Etrusco operates from a modern facility located close to Spigadoro's Bastia facility, and we have to date transferred approximately 83% of the pasta production from our Bastia facility to the more efficient facility of Etrusco. We anticipate that such consolidation of production will generate substantial annual cost savings.

           The shares the Company issued as consideration for the acquisition will be subject to a lock-up and cannot be sold until December 22, 2003, at which time up to 50% of the shares can be sold. The remaining 50% of the shares are subject to sale beginning on December 22, 2004. The lock-up will be released as to a percentage of the shares, which percentage will be equal to the percentage of any of our shares held by the Vertical Group that might be sold by Vertical prior to the expiration of the lock-up.

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands of Dollars and Euro)


 NOTE 3 -ACQUISITIONS (CONTINUED):

           Pursuant to the acquisition agreement, we agreed that, in the event that our common stock is not valued at $1.50 per share or more as of the closing of the stock market on the last trading day prior to each of the two dates above, we would issue to the seller additional shares of common stock to compensate them for the difference between $1.50 per share and the then current market value of our common stock. We also have the right at any time to repurchase the shares for $1.50 in cash or to pay to the seller in cash the difference between $1.50 and the price at which any shares are sold. The existence of the price protection provision could require us to either pay in cash the difference between approximately $5 million and the then current market value of the shares or issue a substantial number of additional shares to the seller in the event that the market price target is not achieved and we elect not to pay cash, thereby causing potentially substantial dilution to shareholders.

                                                        Dollars          Euro
                                                       ---------       -------

           Current assets                               $ 2,034         2,296
           Property, plant and equipment                  6,111         6,899
           Intangilbes                                       43            48
           Goodwill                                       3,155         3,562
                                                      ----------       -------
             Total assets aquired                        11,343        12,805

           Current liabilities                            5,712         6,448
                                                      ----------       -------

           Net assets aquired                           $ 5,631         6,357
                                                      ==========       =======


                                                        Dollars          Euro
                                                        -------        -------

           Cost of acquisition                          $ 5,631         6,357

           Spigadoro Food net equity December 2001        1,372         1,550
                                                        -------         -----
           Total excess cost                            $ 4,259         4,807
                                                        =======         =====


           The excess cost was allocated as follows:
           Property, plant & equipment                  $ 1,656         1,869
           Goodwill                                       3,156         3,562
           Deferred tax liabilities                        (553)         (624)
                                                        -------         -----
                                                        $ 4,259         4,807
                                                        =======         =====

           In May 2000, Petrini acquired all of the issued and outstanding shares of Pastificio Gazzola S.p.A. (Gazzola). Gazzola produces and sells pasta and cous-cous principally for the private label market, but also under its own trademarks. It sells its products in Italy and abroad. The aggregate purchase price including acquisition expenses was Euro 15,011($13,297). In addition, the Company issued 583,334

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands of Dollars and Euro)

NOTE 3 -ACQUISITIONS (CONTINUED):

           shares of its common stock to the parent company of Gazzola and received cash proceeds of Euro 1,867 ($1,653). The agreement provided for additional payments to the sellers of up to Euro 5,165 ($4,575) subject to certain conditions. The Company has also guaranteed the obligations of Petrini with respect to the additional contingent payments and issued 2,125,000 shares of its common stock which was being held in escrow, to satisfy such obligations if required. At December 31, 2001, the escrow shares were returned.

           The acquisition was accounted for as a purchase and the purchase price was allocated on the basis of the relative fair value of the assets acquired and the liabilities assumed as follows:

                                                       Dollars      Euro
                                                      --------    --------
          Purchase price                              $ 13,297      15,011
          Gazzola net equity, April 30, 2000               141         159
                                                      --------    --------

          Total excess cost                           $ 13,156      14,852
                                                      ========    ========


          The excess cost was allocated as follows:
          Property, plant and equipment               $  5,009       5,655
          Allowance for doubtful accounts               (1,718)     (1,940)
          Inventories                                     (141)       (160)
          Deferred tax liabilities                        (360)       (407)
          Goodwill                                      10,366      11,704
                                                      --------    --------

                                                      $ 13,156      14,852
                                                      ========    ========

           In December 2001, approximately Euro 8,000 ($7,088) of goodwill relating to the Gazzola acquisition was written off as being impaired.

           The following unaudited pro forma condensed statements of operations for the years ended December 31, 2001 and 2000 give effect to the acquisition of Gazzola as if it occurred on January 1 of 2000 and the acquisition of Spigadoro Food as if it occurred on January 1 of each year.

                                               Year Ended December 31,
                                            2001                   2000
                                    -------------------   --------------------
                                    (Dollars)    Euro     (Dollars)     (Euro)

          Net sales                 $ 173,155   195,434   $ 166,681    188,128
                                    =========   =======   =========   ========

          Loss from continuing
           operations               $ (20,972)  (23,071)  $  (5,953)    (6,719)
                                    =========   =======   =========   ========

          Net loss                  $ (20,929)  (23,622)  $  (7,788)    (8,791)
                                    =========   =======   =========   ========

          Loss per share, basic
           and diluted              $   (0.32)    (0.37)  $   (0.13)     (0.14)
                                    =========   =======   =========   ========

          Weighted average number
           of shares (in thousands)    64,620    64,620      62,028     62,028
                                    =========   =======   =========   ========

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands of Dollars and Euro)


NOTE 4 -    ACCOUNTS RECEIVABLE TRADE:

           Starting from June 1999, the Company executed contracts with a factoring agency for the sale without recourse of trade receivables. Pursuant to the contract, the Company continues to collect, on behalf of the factor, and account for the collection of the receivables sold to the factoring agency. The amount of such collections are included in cash and cash equivalents and the liability to the factoring agency is reported as short-term borrowings for an amount of Euro 8,387 ($7,429) and Euro 9,869 at December 31 2001 and 2000,
           respectively. The interest rate on unremitted funds is EURIBOR plus .4 to .5%.

           At December 31, 2001 and 2000, the amount of receivables sold and not yet collected on behalf of the factor was Euro 13,997 ($12,398) and Euro 24,522, respectively.

NOTE 5 -   SALE OF EQUITY INTEREST IN SUBSIDIARY:

           Under a stock purchase agreement dated January 19, 2000, the Company sold its 100% ownership of the General Partner of FSE Computer Handel GmbH & Co KG ("FSE") and its 80% ownership of the limited partnership interest of FSE for approximately Euro 205 ($182) which is payable over a five-year period. FSE marketed the Company's high performance personal computers in Germany. The sale did not result in a gain or loss for the year ended December 31, 2000 as the investment was written down to net realizable value at December 31, 1999.

NOTE 6 -   OTHER, NET

           In a series of transactions commencing in February 2000, the Company sold all of its 750,000 shares of Algo Vision plc previously held as securities available for sale for approximately Euro 17,819 ($15,785), resulting in a realized net gain of Euro 14,712 ($13,085) which is included in other income.

           In 2001, the Company determined that certain accruals previously recorded are no longer valid obligations and reversed liabilities of approximately Euro 2,900 ($2,569), which is included in other income.

NOTE 7 - INVENTORIES:

           At December 31, 2001 and 2000, inventories consisted of:


                                            2001      2001      2000
                                           -------   -------   -------
                                          (Dollars)       (Euro)
           Raw materials and consumables   $ 6,856     7,740    10,252
           Work-in-process                     120       136       101
           Finished goods                    4,555     5,141     6,078
                                           -------   -------   -------

                                           $11,531    13,017    16,431
                                           =======   =======   =======

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands of Dollars and Euro)


NOTE 8 -   PROPERTY, EQUIPMENT AND IMPROVEMENTS, NET:

           At December 31, 2001 and 2000, property, equipment and improvements consisted of:

                                              2001       2001       2000
                                            --------   --------   --------
                                            (Dollars)         (Euro)
           Land                             $  5,477      6,184      6,150
           Building and improvements          32,610     36,813     32,874
           Machinery, equipment and other    105,791    119,427    104,295
                                            --------   --------   --------

                                             143,878    162,424    143,319
           Less accumulated depreciation
            and amortization                  73,305     82,754     67,773
                                            --------   --------   --------

                                            $ 70,573     79,670     75,546
                                            ========   ========   ========


           Depreciation for the years ended December 31, 2001, 2000 and 1999 was approximately Euro 7,013 ($6,212), Euro 5,601 and Euro 2,330, respectively.

           Substantially all of the long-term debt other than the working capital facility is secured by liens on the property of our operating subsidiaries. A portion of the long-term debt is subsidized by government agencies.

NOTE 9 -   INTANGIBLE ASSETS, AT AMORTIZED COST:

           At December 31, 2001 and 2000, intangible assets consisted of:


                                              2001        2001        2000
                                            --------    --------    --------
                                           (Dollars)          (Euro)

           Goodwill                         $ 11,362      12,827      19,747
           Intangible assets                   5,502       6,210       6,550
                                            --------    --------    --------

                                              16,864      19,037      26,297
           Less: accumulated amortizaiton     (3,938)     (4,445)     (6,294)
                                            --------    --------    --------
           Total                            $ 12,926      14,592      20,003
                                            ========    ========    ========



           Amortization for the years ended December 31, 2001, 2000 and 1999 was approximately Euro 1,657 ($1,468); Euro 1,789 and Euro 765. In 2001, the Company determined that the cash flows from their Gazzola investment was not sufficient to recover the carrying value and recorded an impairment charge of Euro 8,000,000 ($7,088,000), thereby reducing goodwill.

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands of Dollars and Euro)



NOTE 10 - OTHER ASSETS:

              At December 31, 2001 and 2000, other assets consisted of:

                                                      2001     2001     2000
                                                     ------   ------   ------
                                                   (Dollars)       (Euro)
               Investments                           $  159      179      178
               Receivable from Spigadoro NV             220      248      239
               Advances on employees leaving
                indemnities                             726      820      771
               Accounts receivable over 12 months       384      434      110
               Other                                    624      705    1,124
                                                     ------   ------   ------
               Total                                 $2,113    2,386    2,422
                                                     ======   ======   ======


NOTE 11 -     SHORT-TERM BORROWINGS:

              At December 31, 2001 and 2000, the Company had unsecured short-term lines of credit with the ability to borrow approximately Euro 39,000 ($34,500) and Euro 52,400, respectively, from banks, of which approximately Euro 12,800 ($11,300) and Euro 36,600, respectively, were available for further borrowing. Amounts outstanding under these lines of credits are normally payable upon demand.

              At December 31, 2001 and 2000, the weighted average interest rates for these lines of credit were 6.31% and 6.54%, respectively.

              Bank borrowings are represented by overdrafts for Euro 26,205 ($23,210) and Euro 25,091, respectively, at December 31, 2001 and 2000 (including lines of credit for the discounting of "agriculture" drafts a technical form of borrowing applicable to the sector in which the Company operates, which is based on the discounting of drafts) for Euro 2,066 ($1,830) at December 31, 2001 and 2000, included in the short-term borrowings at December 31, 2000 is also the liability to the factoring agency for an amount of Euro 8,387 ($7,429), as indicated in Note 4.

NOTE 12 -     REVOLVING CREDIT AGREEMENT:

              In addition during April 2000, the Company obtained a Euro 23,240 ($20,506) syndicated loan for the acquisition of Gazzola S.p.A., which matures in October 2001.

              In October 2001, our Euro 30.98 million ($27.4 million) working capital facility, originally secured in April 2000 in connection with the Gazzola acquisition, matured. To date, we have drawn down Euro 23.2 million ($20.6 million) of this facility. Since October, we have been negotiating with a consortium of banks regarding a refinancing of this facility. We have recently reached an agreement with the various banks that provides for an extension of the original facility for a period of 24 months from October 2001; provided, that we will be required to repay approximately 10% of the principal amount in April 2003, 50% of the outstanding principal amount in June 2003, and the remaining outstanding balance in October 2003. Outstanding amounts will bear interest at a rate equal to EURIBOR plus 125 basis points.

              In addition, pursuant to the new extension agreement, we will be required to pay portions of the outstanding balance beginning in April 2003, and we anticipate that we will be required to finance all or a portion of such prepayment obligations prior to the new maturity dates. We currently have no firm agreements or arrangements to obtain any such financing, and our inability to secure such financing would have a material adverse effect on our operations and financial condition.

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands of Dollars and Euro)


NOTE 13 -     LONG-TERM DEBT:

              At December 31, 2001 and 2000, long-term debt consisted of:

                                                              2001      2001     2000
                                                           ---------  --------  ------
                                                           (Dollars)        (Euro)
Mortgage notes (a):
Euro 2,582 ($2,287), due July 31, 2006, variable
 interest based on 6 months EURIBOR plus 0.6%                $1,698    1,917    2,257
Euro 132 ($117), due July 1, 2001, fixed annual
 interest rate of 4.40%                                          61       69       84
Euro 516 ($457), due June 15, 2004, variable interest
 based on the European Bank's discount rate
 (5.90% at December 31, 2000)                                                     226
Euro 2,582 ($2,287), due September 30, 2002, variable
 interest 50% based on semiannual Italian Treasury
 Bonds average rate and 50% listed bonds average
 rate plus 1.0 (annual rate of 4.92% and 6.07% at
 December 31, 2001 and 2000, respectively)                      352      397      795
Euro 263 ($232), due November 30, 2011, fixed annual
 interest rate of 6.85%                                                           229
Euro 1,704 ($1,509), due March 31, 2007, variable
 interest based on 6 months RIBOR plus 1 (4.60%
 and 6.15% at December 31, 2001 and 2000,
 respectively)                                                1,021    1,153    1,310
Euro 2,568 ($2,275), due May 31, 2006 variable interest
 based on the 6 months EURIBOR plus 0.6                       1,477    1,667    2,078
Euro 1,172 ($1,038), due February 9, 2007, fixed annual
 interest rate of 1.89%                                       1,038    1,172      493
Euro 103 ($91), due June 30, 2003, variable interest
 at 5.025%                                                       48       54       87
Euro 520 ($460), due June 28, 2006, fixed annual
 interest of 8.7%                                               271      306      360
Euro 2,066 ($1,830), due March 15, 2005, variable interest
  rate based on annual interest rate of European
  bank of Investment ("EBI")                                    801      904    1,162
Euro 1,033 ($915), due September 15, 2005, variable
 interest based on annual interest rate of European
 Bank of Investment ("EBI")                                     457      516      646
Euro 3,099 ($2,745), due March 15, 2004, fixed annual
 interest rate of 11.35%                                      1,006    1,136    1,544
Euro 10,329 ($9,150), due December 1, 2008, variable
 interest rate based on 6 months RIBOR plus 1.2%              9,150   10,329   10,329
Long-term drafts for capital expenditures in
 machinery and equipment (2) (3)                                721      814    1,504


                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands of Dollars and Euro)



NOTE 13 -     LONG-TERM DEBT (CONTINUED):

                                                 2001       2001        2000
                                               --------   ---------    --------
                                               (Dollars)         (Euro)

Euro 3,098 ($2,744), due September 30, 2008,
 variable interest rate based on 3 months
 EURIBOR plus 0.9%                                2,401       2,711
Euro 102 ($90), due may 10, 2003,
 variable interest rate based on 3 months
EURIBOR                                              92         103        --
                                               --------    --------    --------
                                                 20,593      23,248      23,104
Less current portion                             (4,081)     (4,607)     (4,020)
                                               --------    --------    --------
Long-term debt, long-term portion              $ 16,512      18,641      19,084
                                               ========    ========    ========



              The Company entered into three unsecured notes with its affiliates, which are also included in the current portion of long-term debt on the balance sheet:


                                              2001       2001      2000
                                             -------    -------   -------
                                             (Dollars)        (Euro)
Euro 5,988 ($5,305), due
  December 31, 2002, unsecured
  bearing interest at a rate
  of 6% per annum                             $ 5,305     5,988     5,426

Euro 4,049 ($3,587), due
  December 31, 2002, unsecured
  bearing interest at a rate
  of 6% per annum (a)                           3,587     4,049         0

Euro 3,387 ($3,000), due
  December 31, 2002, unsecured
  bearing interest at a rate
  of 6% per annum (a)                           3,000     3,387         0
                                              -------   -------   -------
                                              $11,892    13,424     5,426
                                              =======   =======   =======

          (a) A portion of the notes are automatically convertable into the Company's common stock, at a conversion price equal to 85% of the market value of the Company's common stock at maturity date, in the event the Company does not repay the notes, and any accrued interest thereon, as of the maturity date. 3,000,000 shares were issued in 2002 related to these notes.

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands of Dollars and Euro)



NOTE 13 -     LONG-TERM DEBT (CONTINUED):

          (1) Gazzola has not made payments of principal since June 2001. The payment terms have been modified the bank to provide for 14 payments of Euro 738 ($653) each year every June 1 and December 1 starting in June 2002.

          (2) The long-term draft for Euro 310 ($274) at December 31, 2001 relates to assets purchased in accordance with the Sabatini law, which provides for certain privileged interest at the annual interest rate of approximately 7%.

          (3) The subsidiary "Gazzola" acquired assets under lease agreements, which qualify as capital leases. Future minimum rental payments as of December 31, 2001 are as follows:

               Year                                     Dollars        Euro
               ----                                      -----        -----
               2002                                      $ 197          223
               2003                                        124          140
               2004                                         60           68
               2005                                         12           15
               2006                                          -            -
                                                         -----        -----
               Total minimum lease payments                393          446
               Amount representing interest                (38)         (34)
                                                         -----        -----
               Present value of net minimum
                capital lease payment                    $ 355        $ 412
               Less current maturities                     182          206
                                                         -----        -----
                                                         $ 473          206
                                                         =====        =====


              The loans that are subsidized by the Italian Government were obtained under a Government program for new investments. The interest paid by the Italian Government amounted to Euro 10 ($9) in 2001 and Euro 12 ($6) in 2000. These subsidies reduced the effective interest rates applicable to these loans from 12.0% to 4.0% in 2001 and from 12.2% to 4.4% in 2000.

              Maturities of long-term debt are as follows:

              Year                                   Dollars          Euro
              ----                                  ---------        -------
              2002                                    $ 3,898          4,401
              2003                                      3,422          3,863
              2004                                      3,274          3,697
              2005                                      3,039          3,431
              2006                                      2,676          3,021
              Thereafter                                3,929          4,423
                                                     --------         ------
              Total minimum lease payments           $ 20,238         22,836
                                                     ========         ======

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands of Dollars and Euro)


NOTE 14 -     EMPLOYEES AND AGENTS TERMINATION INDEMNITIES:

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

              The provision for termination indemnities charged to operations amount to approximately Euro 1,302 ($1,153), Euro 1,293 and Euro 1,086 in the years ended December 31, 2001, 2000 and 1999, respectively.


NOTE 15 -     STOCK OPTIONS:

              In December 1996, the Company's Board of Directors and stockholders approved the adoption of the Company's 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan provides for the grant of 500,000 non-qualified and incentive stock options to eligible employees and advisors. As of December 31, 2001, 2000 and 1999, 240,000 options, respectively, have been granted under the 1996 Plan and no options have been exercised.

              During 1999 and 1998, the Company entered into stock option agreements outside the Plans. The agreements provide for the issuance of non-transferable options to purchase up to an aggregate of 335,000 shares of the Company's common stock at purchase prices ranging from $1.87 to $6.00 per share, as defined, and have piggy-back registration rights. As of December 31, 2001, 25,000 options have been exercised.

              In December 1999, the Company's Board of Directors and stockholders approved the adoption of the Company's 1999 Stock Option Plan (the "1999 Plan"). The 1999 Plan provides for the grant of 2,500,000 shares of non-qualified and incentive stock options to eligible employees, officers, directors, consultants or advisors. As of December 31, 2001, 530,000 options have been granted under the 1999 Plan, and no options have been exercised.

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands of Dollars and Euro)


NOTE 15 -     STOCK OPTIONS (CONTINUED):

              The following summarized the information relating to outstanding stock options during 2001, 2000, and 1999:


                                                      Weighted Average
                                              Number   Exercise Price
                                                of    ----------------
                                              Shares  (Dollars) (Euro)
                                              ------  --------- ------

Shares under option at January 1, 1999        530,000    $5.50   6.21
Granted                                       620,000     2.60   2.94
Exercised                                     (25,000)    6.00   6.77
Cancelled                                    (175,000)    5.71   6.45
                                           ----------    -----   ----

Shares under option at December 31, 1999      950,000     3.56   4.02
Granted                                       450,000     2.89   3.26
Cancelled                                    (170,000)    3.06   3.45
                                           ----------    -----   ----

Shares under option at December 31, 2000    1,230,000     3.38   3.82
Granted                                     3,240,457     0.45   0.51
Cancelled                                    (870,000)    2.78   3.14
                                           ----------    -----   ----

Shares under option at December 31, 2001    3,600,457     1.35   1.52
                                           ==========    =====   ====

Exercisable at December 31, 2001            3,450,457    $0.94   1.06
                                           ==========    =====   ====

              At December 31, 2001, stock options outstanding were as follows:


                                   Weighted
                                   Average
                      Options     Contractual   Exercisable    Weighted Average
 Exercise Price     Outstanding  Life (Years)    Options         Exercise Price
------------------  -----------  -------------  -----------   -----------------
(Dollars)   (Euro)                                            (Dollars)  (Euro)

 $ 0.45      0.51    3,240,457       9.58        3,090,457      $ 0.45     0.51
   3.00      3.39       25,000       9.05           25,000      $ 3.00     3.39
   4.00      4.52        5,000       9.05            5,000      $ 4.00     4.52
   4.25      4.80       80,000       7.23           80,000      $ 4.25     4.80
   5.00      5.64       70,000       6.54           70,000      $ 5.00     5.64
   5.63      6.36       10,000       7.10           10,000      $ 5.63     6.36
   6.00      6.77      170,000       7.15          170,000      $ 6.00     6.77
                    -----------  ---------      -----------

                     3,600,457       9.34        3,450,457
                    ===========  =========      ===========

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands of Dollars and Euro)




NOTE 15 -     STOCK OPTIONS (CONTINUED):

              Had compensation cost for the Company's stock based compensation plans been determined based on the fair value at the grant dates, consistent with the provisions of SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                        2001      2001        2000      1999
                                     ----------  -------     -------   ------
                                      (Dollars)              (Euro)
Net (loss) income
As reported                          $ (19,269)  (21,753)    (4,607)    1,185
Pro forma                              (19,967)  (22,541)    (5,594)      291
Basic and diluted net (loss)
 income per share:
As reported                             (0.31)    (0.35)     (0.08)     0.02
Pro forma                               (0.33)    (0.37)     (0.10)     0.01


              The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for 2001, 2000, and 1999 grants, respectively: risk-free interest rate of 4.5%; no dividend yield; expected lives of 5 to 10 years; and expected volatility of 95%, 95% and 100%, respectively. The weighted average fair value of options granted during the years ended December 31, 2001, 2000, and 1999 was Euro .25 ($.22), Euro 2.81 , and Euro 2.16 per share, respectively.


NOTE 16 -     STOCKHOLDERS' EQUITY:

              In December 2001, the Company issued 3,372,094 shares of common stock in connection with its acquisition of Spigadoro Foods. In July 2001, 201,885 shares of common stock were issued to satisfy an amount due to the former owner of Columbus.

              In May 2000 the Company issued 583,334 shares of its common stock to Starfood Italia and received cash proceeds of Euro 1,972 ($1,747). The Company has also agreed to make additional contingent payments on May 3, 2002 of up to approximately Euro 5,165 ($4,575) subject to certain conditions. The Company has guaranteed the obligations of Petrini with respect to the additional contingent payments and has issued 2,125,000 shares of its common stock, which were put into escrow to satisfy such obligations if required. These shares were released from escrow in 2001 and cancelled.

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

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands of Dollars and Euro)


NOTE 16 -     STOCKHOLDERS' EQUITY (CONTINUED):

              As of December 31, 2001 and 2000, the Company had the following warrants outstanding:


Date issued       Warrants       Exercise Price Per Share     Expiration date
-----------      ---------       ------------------------     ----------------
                                 (Dollars)       (Euro)

June 1998           88,241         $ 13.25        11.74          June 2003
April 1997         335,000            9.90         8.77         March 2002
October 1996     2,348,485            7.80         6.91       December 2006

              Italian law requires that 5% of a company's net income be retained as a legal reserve, until such reserve equals 20% of the share capital. This reserve is not available for distribution.


NOTE 17 -     SOCIAL CONTRIBUTIONS AND INCOME TAXES PAYABLE:

              These non current liabilities consist of social contribution and income taxes due by the Company whose payment has been postponed beyond 2002 in application of the Government decrees enacted after the earthquake that hit the area where the headquarters and the major production activities of the Company are located. At December 31, 2001 and 2000, the components of these liabilities consisted of:

                                             2001       2001       2000
                                          ---------    -----      -----
                                          (Dollars)         (Euro)

              Income taxes                 $  438        495        495
              Social contributions          1,646      1,858      1,908
                                          -------      -----      -----
              Total                       $ 2,084      2,353      2,403
                                          =======      =====      =====


NOTE 18 -     INCOME TAXES:

              Taxes receivable of Euro 9,706 ($8,598) at December 31, 2001 and Euro 9,063 at December 31, 2000 relate principally to V.A.T. taxes for which the Company periodically receives reimbursement from the V.A.T. office. The V.A.T receivable position is attributable to the fact that the V.A.T rate applicable to the products sold by the Company is lower than the average rate applied to its purchases, costs and expenses.

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands of Dollars and Euro)


NOTE 18 -     INCOME TAXES (CONTINUED):

              Income before income taxes and the provision for income taxes consisted of the following for the years ended December 31, 2001, 2000 and 1999:


                                   2001       2001        2000         1999
                                 --------    --------    --------    --------
                                (Dollars)                (Euro)

Income before income taxes (1)   $(19,216)    (21,693)        388       3,468
                                 --------    --------    --------    --------

Provision for income taxes:
Current                               762         860         810       2,322
Deferred                             (665)       (751)      2,114         (39)
                                 --------    --------    --------    --------

                                       97         109       2,924       2,283
                                 --------    --------    --------    --------

Net income (loss) from
 continuing operations:          $(19,313)    (21,802)     (2,536)      1,185
                                 ========    ========    ========    ========


              (1) Includes loss from U.S. Operations of Euro 1,850 ($1,639), Euro 626, and Euro 5,726 as of December 31, 2001, 2000, and 1999.

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands of Dollars and Euro)


NOTE 18 -     INCOME TAXES (CONTINUED):

              The reconciliation between the Italian statutory tax rate and the effective tax rate in Italian Euro is as follows:

                                2001             2001                2000              1999
                               ------     ------------------  -----------------  ----------------
                               Amount     Amount        %     Amount       %     Amount       %
                               ------     ------      ------  -------    ------  -------     ----
                               Dollar      Euro                Euro               Euro
Tax provision applying
 the Italian statutory rate
 of 41.25% in 2001,
 2000 and 1999                $(7,921)    (8,948)     41.2      160       41.2    1,429      41.2

Impairment                      2,921      3,300     (15.2)

Foreign tax                      --         --          --    2,202      566.9     --         --

Valuation allowance             4,752      5,368     (24.7)    --         --       --         --

Permanent differences
 for non-deductible
 expenses:
 For IRPEG-ILOR (until  1977)    --         --         --      --         --        198       5.7
 For IRAP (primarily on
  salaries and interest)          458        517      (2.4)     722      185.9      911      26.3
Other                            (113)      (128)     (0.6)    (160)     (41.2)    (255)     (7.4)
                              -------    -------      ----    -----      -----    -----      ----

Tax provision and effective
 tax rate                     $    97        109      (1.7)   2,924      752.8    2,283      65.8
                              =======    =======      ====    =====      =====    =====      ====



              Tax years for the Companies are open from 1994 and are subject to review pursuant to Italian law. The Company has been subjected to tax reviews in previous years. Management believes, based on the advice of its tax consultants, which the final outcome of the tax assessments deriving from such reviews, if any, will not result in any significant additional liabilities.

              As more fully described in Note 16, the payment of a portion of the current taxes payable have been postponed on the basis of Government decrees.

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands of Dollars and Euro)





NOTE 18 -     INCOME TAXES (CONTINUED):

              At December 31, 2001 and 2000, principal items comprising net deferred income tax assets consisted of:


                                         2001         2001         2000
                                       ---------    --------     -------
                                       (Dollars)                  (Euro)
Assets

Step-up and revaluation of property,
 plant and equipment                    $  2,103       2,376       2,483
Step-up of trademark, net                    771         871         871
Goodwill                                     216         244         279
Fiscal losses                             13,218      14,932       9,565
Allowance for doubtful accounts              952       1,076         724
Revaluation of Land and Building             495         559         559
Other                                        402         454         434
                                        --------    --------    --------

                                          18,157      20,512      14,915
Less valuation allowance                 (13,783)    (15,570)    (10,243)
                                        --------    --------    --------

Total assets                               4,374       4,942       4,672
                                        --------    --------    --------

Liabilities

Gains on sale of assets which for
 tax purposes, are deferred                  (87)        (99)       (153)
Push-down of step-up adjustments          (3,957)     (4,470)     (4,879)
Basis difference in acquired assets         (913)     (1,031)       (407)
Accelerated amortization of
 trademarks                                 (896)     (1,012)     (1,030)
Other                                        (64)        (72)        (71)
                                        --------    --------    --------

Total liabilities                         (5,917)     (6,684)     (6,540)
                                        --------    --------    --------

Net deferred tax assets (liabilities)   $ (1,543)     (1,742)     (1,868)
                                        ========    ========    ========



              A valuation allowance of Euro 15,570 ($13,792) and Euro 10,243 ($9,073) has been provided against the deferred tax assets at December 31, 2001 and 2000 based on estimates made by management assuming that it is more likely than not that certain deferred tax assets will not be recovered for both IRPEG and IRAP tax purposes.

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands of Dollars and Euro)


NOTE 18 -     INCOME TAXES (CONTINUED):

              At December 31, 2001 the Company has net operating loss carryforwards (NOL) for Italian and United States income tax purposes of Euro 34,310 ($30,393) and Euro 12,471 ($11,047), respectively. The United States NOLs expire through 2021.


NOTE 19 -     COMMITMENTS AND CONTINGENCIES:

              Commitments

              Guarantees given to banks for discounting customers' drafts amounted to Euro 794 ($703) at December 31, 2001.

              Contingencies

              The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. The amount provided for at December 31, 2001 and 2000 is Euro 225 ($199) and Euro 150. It is the opinion of management that the ultimate resolution of these matters, to the extent not currently provided for, will not have a material effect on the financial statements of the Company.

              Modifications to General Regulatory Plan ("GRP") of the City Council of Bastia Umbra

              The City Council of Bastia Umbra on December 21, 1996 approved a modification to its GRP, changing the purpose of use of the areas currently utilized by Petrini for its production activities preventing the continuation of such activities in Bastia. Petrini presented to the City Council its observations and comments on such proposed modifications asking to continue its production activities in the area currently occupied by its factory or, alternatively, asking for the authorization to transfer its production facilities to another own area in Ospedalicchio. On September 4, 1999 the City Council published its decision of May 17, 1999 to reject the request of Petrini to maintain its production activities in Bastia, while approved the change of the purpose of use of the area in Ospedalicchio (from agricultural to industrial) in order to make possible the transfer of the factory. The decision of the City Council has been approved by the region of Umbria with the change to maintain the production activity in Bastia. Subsequently, the City Council approved the continuation of the mill and animal feed production for Petrini in Bastia.

NOTE 20 -     CONCENTRATION OF CREDIT RISK:

              Concentration of credit risk and the risk of accounting loss with respect to trade accounts receivable is generally limited due to the number and diversity of the Company's end customer base and the areas and the markets in which the customers are located. The Company performs frequent credit evaluations of its customers' financial condition and normally does not require collateral from its customers. Net direct sales to any one customer did not exceed 5% of total direct sales in each of the three years in the period ended December 31, 2001. As of December 31, 2001, accounts receivable from the largest customer does not exceed 10% of total accounts receivable.

              Cash deposits are maintained with major banks in Italy, United States, U.K. and Switzerland.

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands of Dollars and Euro)


NOTE 21 -     INFORMATION BY SEGMENT:

              Segment information has been prepared in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". The Company manages its business on a segment basis. The significant segments operated by the Company consist of: i) pasta and other food products and ii) animal feed and other activities. Information relative to significant segments is reported below for the years 2001, 2000 and 1999. The Company evaluates performance of the segments based on EBITDA and income from operations. The accounting policies of the segment are substantially the same as those described in Note 2 Significant Accounting Policies.

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands of Dollars and Euro)



NOTE 21 -     INFORMATION BY SEGMENT (CONTINUED):

              Export sales by the Company from Italy, all related to pasta and other food products were as follows: Substantially all the assets of the Company are located in Italy.

                                                          Animal
                                            Pasta and    feed and
                                            other food     other                    Total
                                             products    activities    Corporate   Company
                                           ------------  ----------    ---------  ----------
2001 (Dollars)
--------------
Total sales                                $  69,878    $  92,090                   161,968
Depreciation and amortization                  4,726        2,954                     7,680
EBITDA                                        (1,175)       3,371       (1,276)         920
Loss from operations                          (8,337)      (6,668)      (1,276)     (16,281)
Identifiable long-term assets (property,
 plant and equipment and intangibles)         49,169       34,330                    83,499
Capital expenditures                           2,198        1,655                     3,853

2001 (Euro)
-----------
Total sales                                   75,536      107,310                   182,846
Depreciation and amortization                  5,336        3,334                     8,670
EBITDA                                        (1,327)       3,806       (1,440)       1,039
Loss from operations                          (9,412)      (7,528)      (1,440)     (18,380)
Identifiable long-term assets (property,
 plant and equipment and intangibles)         55,507       38,755                    94,262
Capital expenditures                           2,481        1,869                     4,350

2000 (Euro)
-----------
Total sales                                   66,657       98,342                   164,999
Depreciation and amortization                  4,084        3,306                     7,391
EBITDA                                        (2,357)        (464)        (907)      (3,728)
Income from operations                        (6,441)      (3,770)        (907)     (11,119)
Identifiable long-term assets (property,
 plant and equipment and intangibles)         55,770       70,522                    95,549
Capital expenditures                           2,616        1,991                     5,669

1999 (Euro)
-----------
Total sales                                   35,640       99,458                   135,098
Depreciation and amortization                    945        2,150                     3,095
EBITDA                                         1,585        7,339         (835)       8,089
Income from operations                           640        5,190         (835)       4,995
Identifiable long-term assets (property,
 plant and equipment and intangibles)          9,951       36,425                    46,376
Capital expenditures                             320        1,028                     1,348


                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands of Dollars and Euro)

NOTE 21 -     INFORMATION BY SEGMENT (CONTINUED):

                                   2001      2001      2000       1999
                                  -------   -------   -------   -------
                                 (Dollars)            (Euro)

              Europe              $32,760    36,983    27,230     1,894
              U.S.A                   918     1,036     2,887     1,529
              Japan                 1,124     1,269     1,974     2,311
              Rest of the world     7,123     8,041     4,569     2,471
                                  -------   -------   -------   -------

              Total               $41,925    47,329    36,660     8,205
                                  =======   =======   =======   =======


NOTE 22 -     VALUATION AND QUALIFYING ACCOUNTING:

                                Balance at  Charged to             Balance at
                                 beginning  costs and                end of
                                 of period  expenses   Deductions    period
                                 --------- ----------  ----------    -------

Year ended December 31, 2001
 (thousands of Dollars):

Allowance for doubtful accounts   $2,319      1,253         670       $2,902
                                  ======     ======      ======       ======

Year ended December 31, 2001
 (thousands of Euro):

Allowance for doubtful accounts    2,618      1,415         756        3,277
                                  ======     ======      ======       ======

Year ended December 31, 2000
 (thousands of Euro):

Allowance for doubtful accounts      959      2,144         485        2,618
                                  ======     ======      ======       ======

Year ended December 31, 1999
 (thousands of Euro):

Allowance for doubtful accounts    1,387        856       1,284          959
                                  ======     ======      ======       ======

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands of Dollars and Euro)


NOTE 23-      DISCONTINUED OPERATIONS:

              Prior to the acquisition of Petrini, the Company operated several businesses that distributed personal computer components, peripherals and software, as well as personal computers, in Germany through Columbus and its affiliates. The Company attempted to sell the Columbus assets, however, after being unable to find a purchaser, the Company, in the fourth quarter of 2000, decided to liquidate in an orderly manner. The loss from discontinued operations includes the operations of Columbus.


NOTE 24-      RELATED PARTY TRANSACTIONS:

              At December 31, 2001, and 2000 the Company had Euro 13,424 ($11,892) and Euro 6,125, respectively, of short-term note payables due to affiliates (see Note 13). The Company had accrued interest of approximately Euro 172 ($152) and Euro nil as of December 31, 2001 and 2000, respectively.

              At December 31, 2000 and 1999, the Company had amounts due from N.V. of Euro 239 and Euro 442 included in other assets and Euro 30 included in accounts receivable.

              In 1999, N.V. charged the Company an amount of Euro 299 for expenses incurred on behalf on Petrini in relation to their acquisition of Petrini.


NOTE 25-      QUARTERLY SELECTED DATA (UNAUDITED):

                                First       Second      Third       Fourth
                               Quarter      Quarter    Quarter      Quarter
                               --------    --------    --------    ---------
2001 (Dollars)
--------------
Net sales                      $ 39,628    $ 40,929    $ 38,785    $ 42,626
Gross Profit                      8,166       8,213       7,454       9,152
Net Income (Loss)                (3,164)     (4,670)     (4,275)     (7,160)
Income per common and common
 share equivalent                 (0.05)      (0.08)      (0.07)      (0.11)

2001 (Euro)
----------
Net sales                        44,736      46,205      43,785      48,120
Gross Profit                      9,218       9,272       8,415      10,332
Net Income (Loss)                (3,572)     (5,272)     (4,826)     (8,083)
Income per common and common
 share equivalent                 (0.06)      (0.09)      (0.08)      (0.12)

2000 (Euro)
----------
Net sales                        32,749      41,567      44,549      46,134
Gross Profit                      8,518       7,954       8,718       7,342
Net Income (Loss)                10,609      (2,302)     (7,164)     (5,750)
Income per common and common
 share equivalent                  0.18       (0.01)      (0.06)      (0.19)

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands of Dollars and Euro)


NOTE 26-      SUBSEQUENT EVENT:

              In April 2002, the Company reached an agreement with the various banks that provides for an extension of its working capital facility for a period of 24 months from October 2001. The agreement provides that the Company will be required to repay approximately 10% of the principal amount in April 2003, 50% of the outstanding principal amount in June 2003, and the remaining outstanding balance in October 2003. Outstanding amounts bear interest at a rate equal to EURIBOR plus 125 basis points.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   SPIGADORO, INC.

Dated:     April 11, 2002                          By: /s/ Riccardo Carelli
                                                   ------------------------
                                                   Riccardo Carelli
                                                   Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                               TITLE                  DATE

/s/ Jacob Agam
------------------------
Jacob Agam                  Chairman of the Board              April 11, 2002

/s/ Carlo Petrini
------------------------
Carlo Petrini               Co-Chairman of the Board           April 11, 2002

/s/ Riccardo Carelli
------------------------
Riccardo Carelli            Chief Executive Officer            April 11, 2002
                            (principal executive
                            officer) and Director

/s/ Larino Teruzzi
------------------------
Larino Teruzzi              Chief Financial Officer            April 11, 2002
                            (Principal Accounting and
                            Financial Officer)

/s/ Marc S. Goldfarb
------------------------
Marc S. Goldfarb            Director                           April 11, 2002

/s/ Klaus Grissemann
------------------------
Klaus Grissemann            Director                           April 11, 2002

/s/ Erich Weber
------------------------
Erich Weber                 Director                           April 11, 2002

/s/ Robert Weiss
------------------------
Robert Weiss                Director                           April 11, 2002