Form 10-K/A
period 2001-12-31
SPIGADORO INC
filed 2002-04-30
CIK 1029443

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

EXPLANATORY NOTE

This amendment contains Part III of the Form 10-K filed by Spigadoro, Inc. on April 16, 2002 for the fiscal year ended December 31, 2001.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of our executive officers and directors:

NAME                                        AGE                        POSITION
----                                        ---                        --------
Jacob Agam                                   47                      Chairman of the Board
Carlo Petrini                                68                      Co-Chairman of the Board
Riccardo Carelli                             60                      Chief Executive Officer and Director
Larino Teruzzi                               58                      Chief Financial Officer
Marc S. Goldfarb (1)                         38                      Director
Klaus Grissemann                             58                      Director
Erich Weber (1)                              60                      Director
Robert Weiss (1)                             55                      Director

(1) Member of Audit Committee

JACOB AGAM has served as our Co-Chairman of the Board since our organization in October 1996 and became our Chairman and our Chief Executive Officer in April 1998 and the Chairman of the Board and President of Petrini in March 2000. He resigned his position as Chief Executive Officer of Spigadoro in April 2001. Mr. Agam has served as the Chairman of the Board and Chief Executive Officer of Gruppo Spigadoro N.V., a Dutch holding company and principal stockholder of Spigadoro, since September 1998. Mr. Agam is a founder and has been Chairman of Vertical Capital Ltd. and Orida Capital Ltd., companies engaged in private equity investments and advisory services, respectively, since their inception in 1998, and the Chairman of Vertical Financial Holdings, an affiliate of Vertical Capital Ltd. and a stockholder of Spigadoro, since 1991. Mr. Agam received a law degree from Tel Aviv University in 1984 and an LLM degree in securities and corporate finance from the University of Pennsylvania in 1986.

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

RICCARDO CARELLI has served as the Chief Executive Officer and a Director of Spigadoro and Petrini since April 2001 and as President and a Director of Gazzola since January 2001. Since 1995, Mr. Carelli has been a principal and founder of Carelli Carugo and Associates, a management consulting company focused on the food industry. From 1973 to 1996, Mr. Carelli served in various capacities for Barilla, including as Chief Executive Officer from 1990 to 1995.

LARINO TERUZZI has served as our Chief Financial Officer since October 2001, the Chief Financial Officer of Petrini since October 2001 and Chief Financial Officer of Gazzola since November 2000. Previously, he served for five years as Chief Financial Officer of B&B Italia S.p.A., a furniture manufacturer. From 1987 to 1995, Mr. Teruzzi was Chief Finance Director of Invernizzi, a cheese manufacturer owned by Kraft. Mr. Teruzzi has a degree in business from Cattolic University of Milan, Italy.

MARC S. GOLDFARB has served as a director of Spigadoro since September 1999. Since August 1998, Mr. Goldfarb has served as the President and Managing Director of Orida Capital USA, Inc., a consulting firm that is the U.S. representative of the Vertical Group, a global private equity firm. Prior to joining Orida Capital USA, Mr. Goldfarb was a corporate and securities attorney for over 10 years, most recently as a partner at Bachner, Tally, Polevoy & Misher LLP in New York, where he specialized in corporate finance, venture capital and mergers and acquisitions. Mr. Goldfarb holds a B.S. degree in Management and Industrial Relations from Cornell University and a J.D. from the University of Pennsylvania Law School.

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

DR. ERICH WEBER has served as a director of Spigadoro since June 1998. Dr. Weber has served in several management positions at Revi Informatik, a data processing consulting company, since 1992 following ten years as a partner and manager of electronic data processing consulting of Revisuisse Price Waterhouse, Zurich. Prior thereto, he served as department manager of informatics for Migros Genossenschaftsbund and Alusuisse, a producer of aluminum products. Dr. Weber earned his doctorate in Economic Science from the University of Zurich in 1970.

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

Gruppo Spigadoro has not yet nominated any members of our Board of Directors. However, the existence of such rights could increase the control over us by Gruppo Spigadoro and its affiliates, including members of the Vertical Group. Prior to December 1999, Vertical Financial had the right to nominate two members for election to our Board of Directors. Mr. Agam, our Chairman of the Board, and Mr. Goldfarb were nominated to our Board of Directors by Vertical Financial.

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

Advisory Acquisition Committee

The Advisory Acquisition Committee consists of Messrs. Carelli, Grissemann, Petrini and Robert Taylor, who serves as our Director of Corporate Development. The Acquisition Committee advises the Board of Directors on matters concerning our acquisition program, including identification of acquisition targets, determination of the preliminary approach and negotiation strategy, and management of contract preparation.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own 10% or more of the Common Stock to file reports of ownership and changes in ownership concerning the Common Stock with the SEC and to furnish the Company with copies of all Section 16(a) forms they file. The Company is required to identify any person subject to this requirement who failed to file any such report on a timely basis. Based on the Company's review of the reports it has received, the Company believes all filings required to made under Section 16(a) during fiscal 2001 were made on a timely basis, except as follows: Carlo Petrini, Co-Chairman of the Board and a 10% stockholder, filed a Form 4 on April 29, 2002 reporting a grant of 600,000 shares on February 25, 2002; Marc Goldfarb, a director, filed a Form 4 on April 29, 2002 reporting the distribution of 250,000 shares from Gruppo Spigadoro N.V.; and Gruppo Spigadoro N.V., a 10% stockholder, filed a Form 3 on April 29, 2002 reporting the issuance of 36,125,130 in December 1999 (which shares had been reported in a timely Schedule 13D), and a Form 4 on April 29, 2002 reporting dispositions of 400,000, 333,333 and 250,000 shares in April 2000, October 2000 and September 2001, respectively, and the acquisition of 2,400,000 shares in February 2002.

ITEM 11.  EXECUTIVE COMPENSATION

The following summary compensation table sets forth the aggregate compensation paid by us to Riccardo Carelli, our Chief Executive Officer during much of fiscal 2001, and to our four other most highly compensated executive officers whose aggregate compensation exceeded $100,000 for fiscal 2001 for services rendered during the fiscal years ended December 31, 2001, 2000 and 1999 ("named executive officers"):


                           SUMMARY COMPENSATION TABLE

                                              Annual Compensation (1)                        Long-Term Compensation
                                              -----------------------                        ----------------------
                                                                 Other Annual       Restricted   Securities      All other
Name and Principal                            Salary    Bonus    Compensation          Stock     Underlying     Compensation
Position                             Year        ($)      ($)       ($)              Awards(s)   Options(#)          ($)
--------                             ----        ---      ---       ---              ---------   ----------          ---
Riccardo Carelli                     2001      --        --        275,000(2)          --         300,000           --
Chief Executive Officer                                             43,000(9)

Jacob Agam                           2001      (3)       --          --                --          40,000
Chairman of the Board                2000     75,000     --          --                --          40,000(4)        --
                                     1999      (3)       --          --                --            --

Carlo Petrini                        2001      --        --         78,225(2)(5)       --            --             --
Co-Chairman of the Board                                            13,600(6)
                                     2000      --        --        243,200(2)          --            --             --
                                                                    14,500(6)
                                     1999      --        --        259,500(2)          --            --             --
                                                                    31,100(6)

Glauco Narciso                       2001      --        --        186,600(2)          --         200,000           --
                                                                    30,000(7)

Larino Teruzzi                       2001      --        --        197,000(8)          --          49,401           --
Chief Financial Officer              2000      --        --         21,000             --            --             --

(1) For fiscal 2001, compensation paid in Euros is converted into U.S. dollars at the exchange rate of Euro 1.129 = U.S. $1.00. For prior years, compensation was paid in Lire and is converted into U.S. dollars at the exchange rate of $1.00=2,056 Lire for 2000 and 1,927 Lire for 1999.

(2) Represents compensation received from Petrini for services rendered as an executive officer and/or director of Petrini.

(3) Mr. Agam served as Co-Chairman of the Board since our organization in 1996 and became the sole Chairman and Chief Executive Officer in April 1998. Under an employment agreement effective January 1, 2000, Mr. Agam was entitled to an annual salary of $300,000 per year plus certain other benefits. This agreement was terminated in April 2000 and was replaced with an agreement with Vertical Financial under which we agreed to pay Vertical Financial $25,000 per month, plus expenses, through December 2002 for the services of Mr. Agam as our Chairman of the Board and Chief Executive Officer. Amounts payable under the agreement with Vertical Financial are excluded from the table. Also excludes $144,000 paid to Vertical Financial as compensation for the services of Jacob Agam, our Chairman, during 1999. See "-- Director Compensation" and "-- Employment Contracts and Termination of Employment and Change-In-Control Arrangements."

(4) In January 2001, Mr. Agam voluntarily forfeited these options and, consequently, the options were terminated.

(5) Mr. Petrini receives annual compensation from Petrini of $182,462, which amount was paid for only a portion of fiscal 2001.

(6)      Represents payments received from Petrini for automobile leases.

(7) Represents the value of a car provided by Petrini for Mr. Narciso's use.

(8) Represents compensation received from Petrini for services rendered as chief financial officer of Petrini, including $165,000 salary and 32,000 bonus.

(9)      Represents compensation for automobile and other expenses.

                      OPTION GRANTS IN THE LAST FISCAL YEAR

The following table sets forth certain information regarding stock options granted to our named executive officers during the fiscal year ended December 31, 2001.

                                         Individual Grants
                                         -----------------
                                                                                                             Potential
                                   Number of         Percent of                                           Realizable Value
                                   Securities          Total                                                At Assumed
                                   Underlying         Options           Exercise                            Annual Rate of
                                   Options           Granted to        or Base                              Stock Price
                                   Granted           Employees          Price           Expiration        Appreciation For
             Name                    (#)           in Fiscal Year       ($/Sh)           Date              Option Term(1)
             ----                    ---           --------------       ------           ----              --------------
                                                                                                      5%($)        10%($)

Riccardo Carelli                   300,000            9.4%              0.45           7/31/11          --          --

Jacob Agam                          40,000            1.3%              0.45           7/31/11          --          --

Carlo Petrini                         --              --                 --              --             --          --

Glauco Narciso                     200,000            6.3%              0.45           7/31/11          --          --

Larino Teruzzi                      49,401            1.5%              0.45           7/31/11          --          --


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

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

The following table sets forth certain information with respect to the exercise of stock options during fiscal 2001 by our named executive officers and the number and value of unexercised options held by each of our named executive officers as of December 31, 2001:

                                                            Number of Securities                  Value of Unexercised
                          Shares                           Underlying Unexercised                 In-the-Money Options
                         Acquired          Value                 Options at                              at
Name                    on Exercise       Realized          Fiscal Year-End (#)                     Fiscal Year-End ($)(1)
----                    -----------       --------          -------------------                     ----------------------
                                                      Exercisable        Unexercisable      Exercisable       Unexercisable
                                                      -----------        -------------      -----------       -------------
Riccardo Carelli            --               --         300,000                --             --                   --
Jacob Agam                  --               --          40,000(2)             --             --                   --
Carlo Petrini               --               --            --                  --             --                   --
Glauco Narciso              --               --          200,000               --             --                   --
Larino Teruzzi              --               --            49,401              --             --                   --

(1)      None of the options are currently in-the-money.
(2) In January 2001, Mr. Agam voluntarily forfeited options to purchase an additional 40,000 shares and, consequently, the options were terminated.

In January 2001, employees holding options to purchase an aggregate of 1,020,000 shares of common stock of the Company voluntarily terminated their options. The options had exercise prices ranging from $1.87 to $2.88 per share. In August 2001, we issued new options to purchase an aggregate of 836,666 shares of common stock, which options were intended to compensate the recipients for their prior terminations. The exercise price for the new options is $0.45, the fair market value of our stock on the date of grant, and the options have a ten-year term. The only named executive officer participating in the new grant was Jacob Agam, who received options to purchase 40,000 shares.

The entire Board of Directors approved and authorized the cancellation and re-grant of the stock options, including those disclosed in the Option Repricing Table below. The decision to approve this cancellation and re-grant followed a review of existing option grants and the recognition that granting stock options motivates high levels of performance and provides an effective means of recognizing employee contributions to the success of the Company. The offer provided an opportunity for the Company to offer eligible employees a valuable incentive to stay with the Company. Some of the Company's outstanding options, whether or not they were exercisable, had exercise prices that were significantly higher than the then market price of the Company's Common Shares. By making the offer to exchange outstanding options for new options that had an exercise price at least equal to the market value of the Company's Common Shares on the grant date, the Company intended to provide its eligible employees with the benefit of owning options that over time may have a greater potential to increase in value, create better performance incentives for eligible employees and thereby maximize shareholder value. Option holders who agreed to the cancellation of their options were required to wait almost seven months before the grant of new options. This waiting period was necessary in order to not incur a charge to earnings under accounting principles generally accepted in the United States. The new options had an exercise price equal to the fair market value of the Company's Common Shares on the grant date.

                           TEN-YEAR OPTION REPRICINGS

The following table contains further information regarding the termination and re-issuance of stock options described above during 2001 by the named executive officers. There were no other named executive officers of the Company whose options were terminated and re-issued during 2001.


                                                   NUMBER OF                                                           LENGTH OF
                                                  SECURITIES                                                         ORIGINAL OPTION
                                                  UNDERLYING      MARKET PRICE OF     EXERCISE PRICE       NEW       TERM REMAINING
                                                   OPTIONS         STOCK AT TIME        AT TIME OF       EXERCISE      AT DATE OF
NAME AND PRINCIPAL POSITION        DATE           REPRICED(#)     OF REPRICING($)      REPRICING ($)     PRICE($)       REPRICING
---------------------------    --------------     -----------     ---------------     --------------     --------     --------------
Jacob Agam                     August 1, 2001       40,000              0.45               1.87            0.45        8.2 years
Chairman

               EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT
                       AND CHANGE-IN-CONTROL ARRANGEMENTS

Mr. Carelli

Mr. Carelli serves as Chief Executive Officer through a consulting agreement that provides for a per diem fee. In fiscal 2001, the fee was capped at approximately $25,000 per month, plus an additional 15% to cover automobile and other expenses. The agreement, which expired on December 31, 2001, required that Mr. Carelli spend a minimum of 12 days per month on Company activities. A new agreement was reached for fiscal 2002, which provides for a per diem fee of approximately $2,600 per day, plus an additional 15% to cover automobile and other expenses. The new agreement does not contain a minimum time commitment, and it is expected that Mr. Carelli will spend a portion of his business time on matters other than those affecting Spigadoro.

Mr. Agam

We entered into an employment agreement effective as of September 1, 1998 with Mr. Agam under which Mr. Agam agreed to serve as our Chief Executive Officer for a three-year term expiring September 1, 2001. Under the employment agreement, Mr. Agam was entitled to an annual salary of $75,000 per year, plus a bonus to be approved by the Board of Directors. If the employment agreement was terminated by us without cause, Mr. Agam was entitled to receive his base salary for a period of one year following the date of termination. In connection with the Petrini transaction, we entered into an Amended and Restated Employment Agreement effective January 1, 2000 with Mr. Agam which provided for an annual salary of $300,000. This agreement was subsequently terminated in April 2000 by mutual agreement between us and Mr. Agam and was replaced with an agreement with Vertical Financial under which we agreed to pay Vertical Financial $25,000 per month, plus expenses, through December 2002 for the services of Mr. Agam.

Mr. Narciso

Mr. Narciso is employed as Managing Director of Petrini pursuant to an agreement that provides for an annual salary of approximately $197,000 and an annual bonus of approximately $46,000.

Mr. Teruzzi

Mr. Teruzzi provides services as Chief Financial Officer through a consulting agreement between Petrini and Executive Interim Management, an employment services firm. The agreement is for a one year period, expiring on December 31, 2002. Pursuant to the agreement, Petrini pays an annual fee of approximately $197,000, reimbursement for travel expenses of approximately $31,000 per year, plus an annual bonus in stock options.

Mr. de Luca

Lucio de Luca served as our Chief Operating Officer and a director, as well as the Chief Executive Officer of Petrini, until April 2001. In April 2001, Mr. de Luca resigned his employment with Spigadoro and its subsidiaries, and the Employment Agreements with all such entities were terminated. In connection with the termination of such agreements, Petrini agreed to pay Mr. de Luca approximately $550,000, payable $320,000 in April 2001 and $230,000 in December 2002; provided, however, that in the event that Gruppo Spigadoro N.V. receives proceeds of at least $10 million from any sale of Spigadoro shares prior to December 2002, the obligation of Petrini to pay the remaining $230,000 will be terminated and Gruppo Spigadoro N.V. will be obligated to pay to Mr. de Luca $500,000. In addition, we agreed to cancel indebtedness of $100,000 owed by Mr. de Luca to us.


DIRECTOR COMPENSATION

Our directors currently do not receive any compensation as such, but directors who are not also our executive officers are reimbursed for expenses incurred in connection with their service on the Board of Directors. We may establish different compensation policies in the future. Under the terms of an agreement between us and Vertical Financial, we agreed to pay Vertical Financial $25,000 per month, plus expenses, through December 2002, for the services of Mr. Agam as our Chairman of the Board and Chief Executive Officer. See "Certain Relationships and Related Transactions -- Stock Purchase Agreement and Related Transactions" and "-- Vertical Agreement." No other compensation was paid to any of our directors for their service as directors during fiscal 2000.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2001, our Advisory Compensation Committee consisted of consisted of Messrs. Petrini and Amoroso and Mr. De Luca until April 2001. None of the members of the Advisory Compensation Committee is a current or former employee or officer of Spigadoro or any of our subsidiaries, except Mr. de Luca who served as our Chief Operating Officer and the Chief Executive Officer of Petrini until April 2001. None of our executive officers and no member of our Compensation Committee is a member of any other business entity that has an executive officer that sits on our Board of Directors or on our Compensation Committee.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS

The following table sets forth certain information regarding ownership of our common stock as of April 26, 2002 by (i) each of our directors, (ii) each of our named executive officers, (iii) each person known by us to own beneficially more than five percent of our outstanding common stock, and (iv) all of our executive officers and directors as a group. As of April 25, 2002, we had 67,628,016 shares of common stock outstanding (excluding treasury shares). Unless otherwise indicated, the address of our directors and officers is c/o Spigadoro, Inc., 70 East 55th Street, 24th Floor, New York, New York 10022. Beneficial ownership is defined in accordance with the rules of the SEC and generally means the power to vote and/or to dispose of the securities regardless of any economic interest therein. In computing number and percentage ownership of shares of our common stock beneficially owned by a person, shares of common stock subject to options held by that person that are exercisable within 60 days are deemed outstanding. Such shares of our common stock, however, are not deemed outstanding for purposes of computing the percentage ownership of stockholders other than such person.

                                                                         Number of Shares
                                                                           Beneficially               Percentage of Shares
Name and Address of Beneficial Owner                                         Owned                     Beneficially Owned
------------------------------------                                         -----                     ------------------
Carlo Petrini                                                                  12,841,400                       18.9%
Jacob Agam (1)                                                                 40,000 (2)                           *
Riccardo Carelli                                                               300,000(2)                           *


Glauco Narciso                                                                 200,000(2)                           *
Larino Teruzzi                                                                  49,401(2)                           *
Klaus Grissemann                                                              249,244 (3)                           *
Marc Goldfarb                                                                 275,000 (4)                           *
Erich Weber                                                                    25,000 (2)                           *
Robert Weiss                                                                   25,000 (2)                           *
Gruppo Spigadoro N.V.                                                      37,541,797 (5)                       55.5%
All executive officers and directors as a group (9 persons)                14,005,045 (6)                       20.5%

 *       Less than 1%

(1) Jacob Agam, our Chairman of the Board, is the Chairman of the Board of Vertical Capital, Vertical Financial and Gruppo Spigadoro. Mr. Agam disclaims beneficial ownership of the shares beneficially owned by these entities. See "Footnote 5."

(2) Represents shares of common stock issuable upon exercise of options that are exercisable within 60 days of April 25, 2002.

(3) Includes 75,000 shares of common stock issuable upon exercise of options that are exercisable within 60 days of April 25, 2001.

(4) Includes 25,000 shares of common stock issuable upon exercise of options that are exercisable within 60 days of April 25, 2001.

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

         In addition, Vertical Financial, an affiliate of Vertical Capital, owns 818,940 shares of our common stock and warrants to purchase 690,152 shares of common stock that are exercisable within 60 days of April 25, 2001. We have been advised that Vertical Financial also owns equity interests in Behala Anstalt, Lupin Investments Services Ltd. and Henilia Financial Ltd. and that Vertical Financial has agreements with third party investors in each such entity. These entities beneficially own an aggregate of 589,314 shares of common stock and 890,151 shares of common stock issuable upon exercise of warrants that are exercisable within 60 days of April 25, 2001. These equity interests and agreements entitle Vertical Financial to varying percentages of the profits resulting from the sale of the shares of each of these entities. Under agreements with each of these entities, the trustee of each such entity has voting and dispositive power over the shares held by that entity, although Vertical Financial retains the right to appoint or terminate the appointment of the trustee. These shares are not included in the shares beneficially owned by Vertical Financial. As a result, Vertical Financial, Vertical Capital and their affiliates (collectively, the "Vertical Group"), beneficially own approximately 59% of our outstanding common stock. In addition, trusts established for members of the Agam family indirectly own 100% of Vertical Capital and Vertical Financial.

(6) Includes 739,401 shares of common stock issuable upon exercise of options that are exercisable within 60 days of April 25, 2001. Excludes shares of common stock beneficially owned by Gruppo Spigadoro and the Vertical Group.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

DIRECTOR VOTING AGREEMENT

Under the terms of the Petrini acquisition, we agreed that for so long as Gruppo Spigadoro (or its current shareholders), their respective affiliates and Carlo Petrini collectively hold at least:

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

Gruppo Spigadoro has not yet nominated any members of our Board of Directors. However, the existence of such rights could increase the control over us by Gruppo Spigadoro and its affiliates, including members of Vertical Group. Jacob Agam, our Chairman of the Board, is also Chairman of the Board of Gruppo Spigadoro and certain members of the Vertical Group. Members of the Vertical Group have economic ownership of approximately 75% of the outstanding common stock of Gruppo Spigadoro and have the power to vote all of the outstanding common stock of Gruppo Spigadoro and, as a result, the Vertical Group has the ability to vote or direct the vote of approximately 59% of our outstanding common stock as of April 26, 2002. In addition, trusts established for members of the Agam family indirectly own 100% of Vertical Capital and Vertical Financial.

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

VERTICAL AGREEMENT

In April 2000, we entered into an agreement with Vertical Financial under which we agreed to pay Vertical Financial $25,000 per month, plus expenses, through December 2002, for the services of Mr. Agam as our Chairman of the Board and Chief Executive Officer. See "Employment Contracts and Termination of Employment and Change-In-Control Agreements."

RELATED PARTY LOANS

In October 2001, we issued to Gruppo Spigadoro an Amended and Restated Promissory Note that replaced a previously outstanding convertible promissory note. The old note was in the principal amount of approximately $6.3 million (of which approximately $5.3 million was outstanding), accrued interest at a rate of 5% per annum, was repayable on demand and was convertible at any time at our option into shares of our common stock at a conversion price equal to the greater of $2.50 or 85% of the average closing price of our common stock for the five trading days prior to the notice of conversion. The Amended and Restated Promissory Note is a term note maturing on the earlier of December 31, 2002 or certain equity or asset sales and bears interest at 6% per annum.

In October 2001, we issued promissory notes in the amounts of $3.0 million and $3.6 million to Bebington Holdings N.V. (an affiliate of Gruppo Spigadoro N.V.) and Carlo Petrini, respectively, each of which is a principal stockholder. The notes were issued in exchange for new capital provided by such stockholders at the request of the Italian bank consortium and in connection with the negotiations regarding an extension of our working capital facility. The proceeds from these notes were used by us to contribute additional equity into our Petrini subsidiary. The loans bear interest at 6% annually and are repayable on December 31, 2002 or sooner in the event of certain equity or asset sales. In the event the principal amount is not repaid on the maturity date, the entire Bebington loan and approximately $1.4 million of the Carlo Petrini loan are automatically convertible into shares of our common stock at a conversion rate equal to 85% of the average closing sale price of our common stock for the ten trading days prior to the maturity date. The remaining portion of the Carlo Petrini loan would be repaid through the assignment by us of a portion of a loan receivable from our subsidiary Petrini S.p.A., after which assignment Mr. Petrini would look only to Petrini S.p.A. for repayment of that portion of the loan. In consideration for the extension of these loans and the amendment of the Gruppo Spigadoro note, we issued to Carlo Petrini and Gruppo Spigadoro N.V. 600,000 and 2,400,000 shares of our common stock, respectively.

EMPLOYMENT ARRANGEMENTS WITH OFFICERS AND DIRECTORS

See "Employment Contracts and Termination Of Employment and Change-In-Control Arrangements."

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     SPIGADORO, INC.

Dated:     April 29, 2002                            By: /s/ Riccardo Carelli
                                                     ------------------------
                                                     Riccardo Carelli
                                                     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                       TITLE                                                   DATE
/s/ Jacob Agam
--------------
Jacob Agam                             Chairman of the Board of Directors                           April 29, 2002

/s/ Carlo Petrini
-----------------
Carlo Petrini                          Co-Chairman of the Board of Directors                        April 29, 2002

/s/ Riccardo Carelli
--------------------
Riccardo Carelli                       Chief Executive Officer and Director                         April 29, 2002
                                       (principal executive officer)

/s/ Larino Teruzzi
------------------
Larino Teruzzi                         Chief Financial Officer (principal                           April 29, 2002
                                       accounting and financial officer)

/s/ Marc S. Goldfarb
--------------------
Marc S. Goldfarb                       Director                                                     April 29, 2002

/s/ Klaus Grissemann
--------------------
Klaus Grissemann                       Director                                                     April 29, 2002

/s/ Robert Weiss
----------------
Robert Weiss                           Director                                                     April 29, 2002

/s/ Erich Weber
---------------
Erich Weber                            Director                                                     April 29, 2002