Form 10-Q
period 2002-03-31
SPIGADORO INC
filed 2002-05-20
CIK 1029443

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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


                               70 East 55th Street
                                   24th Floor
                            New York, New York 10022
                    (Address of Principal Executive Offices)

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

Yes   [X]        No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

          Class                                Outstanding at April 30, 2002
          -----                                -----------------------------

Common Stock, $.01 par value                         67,628,016 shares

                        SPIGADORO, INC. AND SUBSIDIARIES

                                 FORM 10-Q INDEX

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2002

PART I.            FINANCIAL INFORMATION

                                                                                                           Page No.

Item 1.  Financial Statements

                    Consolidated Balance Sheets at March 31, 2002
                    (unaudited) and December 31, 2001                                                        1-2

                    Consolidated Statements of Operations for Three Months
                    ended March 31, 2002 and 2001 (unaudited)                                                  3

                    Consolidated Statements of Cash Flows for Three Months
                    ended March 31, 2002 and 2001 (unaudited)                                                4-5

                    Notes to Consolidated Financial Statements                                              6-10

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                            11-17

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                                                           17

PART II.           OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                           17

         Item 2.  Changes in Securities and Use of Proceeds                                                   17

         Item 3.  Default upon Senior Securities                                                              18

         Item 4.  Submission of Matters to a Vote of Security Holders                                         18

         Item 5.  Other Information                                                                           18

         Item 6.  Exhibits and Reports on Form 8-K                                                            18

SIGNATURE PAGE                                                                                                19

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        SPIGADORO, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                        March 31,           March 31,        December 31,
                                                                          2002                2002               2001
                                                                       (unaudited)         (unaudited)
                                                                     ----------------    --------------    ---------------
                                                                      (thousands of             (thousands of Euro)
                                                                      Dollars) (1)

                        ASSETS
Current assets:
  Cash and cash equivalents                                                  $ 3,920               4,506             4,093
  Accounts receivable trade, net of allowance
    for doubtful accounts of Euro 3,596 thousands
    as of March 31, 2002 and Euro 3,277 thousands
    as of December 31, 2001                                                   39,934              45,900            40,834
  Taxes receivable                                                             8,637               9,927             9,706
  Inventories                                                                 11,575              13,304            13,017
  Deferred income taxes                                                          977               1,123             1,094
  Other current assets                                                         3,176               3,650             3,574
                                                                     ----------------    ----------------  ----------------
      Total current assets                                                    68,218              78,410            72,318

Property, equipment and improvements, net                                     68,402              78,622            79,670

Other assets:
  Intangible assets, at amortized cost                                        12,707              14,605            14,592
  Other assets                                                                 1,974               2,268             2,386
  Assets held for disposition                                                     36                  41                41
                                                                     ----------------    ----------------  ----------------

                                                                           $ 151,337             173,946           169,007
                                                                     ================    ================  ================

(1) Exchange rate: Euro 1.1494 = U.S. $1 as of March 31, 2002, unaudited and presented for convenience purposes only.


          See accompanying notes to consolidated financial statements.

                        SPIGADORO, INC. AND SUBSIDIARIES

                                                                    March 31,            March 31,
                                                                       2002                 2002           December 31,
                                                                   (unaudited)          (unaudited)           2001
                                                                 -----------------    ----------------    --------------
                                                                  (thousands of              (thousands of Euro)
                                                                   Dollars) (1)
                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Short-term borrowings                                                  $ 34,349               39,481           34,592
  Current portion of long-term debt                                        15,379               17,676           18,031
  Accounts payable                                                         39,332               45,209           41,019
  Accrued payroll and social contributions                                  3,790                4,356            3,361
  Other current liabilities                                                 4,010                4,609            3,910
                                                                 -----------------    -----------------  ---------------
      Total current liabilities                                            96,860              111,331          100,913

Long-term debt, less current portion                                       15,498               17,813           18,641

Revolving credit agreement                                                 20,219               23,240           23,240

Employees and agents termination indemnities                                8,021                9,219            9,482

Deferred income taxes                                                       2,415                2,776            2,836

Social contributions and income taxes payable                               2,045                2,351            2,354
                                                                 -----------------    -----------------  ---------------
Total liabilities                                                         145,058              166,730          157,466
                                                                 -----------------    -----------------  ---------------

Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 (Euro .01129) par value,
    authorized 100,000,000, none issued                                         -                    -                -
  Common stock, $.01 (Euro .01129) par value,
    authorized 100,000,000, issued 67,730,016
    as of March 31, 2002 and 64,730,016 as of
    December 31, 2001                                                         590                  678              645
  Capital in excess of par value                                           33,231               38,196           37,115
  Retained earnings (accumulated deficit)                                 (27,198)             (31,262)         (25,971)
  Accumulated other comprehensive income (loss)                               (60)                 (69)              79
  Less treasury stock (102,000 shares in 2001
    and 2000)                                                                (284)                (327)            (327)
                                                                 -----------------    -----------------  ---------------
      Total stockholders' equity                                            6,279                7,216           11,541
                                                                 -----------------    -----------------  ---------------

                                                                        $ 151,337              173,945          169,007
                                                                 =================    =================  ===============

(1) Exchange rate: Euro 1.1494 = U.S. $1 as of March 31, 2002, unaudited and presented for convenience purposes only.


          See accompanying notes to consolidated financial statements.

                        SPIGADORO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                 Three months ended March 31,
                                                                --------------------------------------------------------
                                                                      2002                  2002              2001
                                                                ------------------    ----------------   ---------------
                                                                  (thousands of                (thousand of Euro,
                                                                 Dollars, except per            except per share
                                                                 share amounts) (1)                  amounts)
Net sales                                                                $ 39,743               45,681           44,736

Cost of sales                                                              33,163               38,118           35,517
                                                                ------------------    -----------------  ---------------

Gross profit                                                                6,580                7,563            9,219
                                                                ------------------    -----------------  ---------------

Operating expenses:
  Selling expenses                                                          6,790                7,804            8,097
  General and administrative expenses                                       2,594                2,982            3,290
                                                                ------------------    -----------------  ---------------
                                                                            9,384               10,786           11,387
                                                                ------------------    -----------------  ---------------

Loss from operations                                                       (2,804)              (3,223)          (2,168)
                                                                ------------------    -----------------  ---------------

Other income (expense):
  Interest expense                                                         (1,772)              (2,037)          (1,571)
  Interest income                                                               3                    4               40
  Other, net                                                                   42                   48              274
                                                                ------------------    -----------------  ---------------
                                                                           (1,727)              (1,985)          (1,257)
                                                                ------------------    -----------------  ---------------

Loss from continuing operations
 before income taxes                                                       (4,531)              (5,208)          (3,425)

Income taxes                                                                   72                   83              140
                                                                ------------------    -----------------  ---------------

Loss from continuing operations                                            (4,603)              (5,291)          (3,565)

Loss from discontinued operations                                               -                    -               (6)
                                                                ------------------    -----------------  ---------------

Net loss                                                                 $ (4,603)              (5,291)          (3,571)
                                                                ==================    =================  ===============

Basic and diluted loss per share of
common stock:
  From continuing operations                                              $ (0.07)               (0.08)           (0.06)
  From discontinued operations                                                  -                    -            (0.00)
                                                                ------------------    -----------------  ---------------
Net loss                                                                  $ (0.07)               (0.08)           (0.06)
                                                                ==================    =================  ===============

Weighted average number of common
shares outstanding (in thousands):
  Basic and diluted                                                        65,863               65,863           58,939
                                                                ==================    =================  ===============

(1) Exchange rate: Euro 1.1494 = U.S. $1 as of March 31, 2002, unaudited and presented for convenience purposes only.

          See accompanying notes to consolidated financial statements.

                  SPIGADORO, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (unaudited)

                                                                                   Three months ended March 31,
                                                                          -----------------------------------------------
                                                                              2002              2002            2001
                                                                          --------------    --------------  -------------
                                                                            (thousands of       (thousands of Euro)
                                                                              Dollars) (1)
Cash flows from operating activities
  Net loss                                                                     $ (4,603)           (5,291)        (3,565)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation                                                                  1,643             1,889          1,789
    Amortization                                                                    192               220            422
    Accretion of debt discount                                                      334               384
    Provision for employees and agents
      termination indemnities                                                       258               296            379
    Provision for doubtful accounts                                                 181               208            198
    Deferred income taxes                                                           (77)              (89)           (76)
    Other non-cash items, net                                                         -                               34
    Payment of employees and agents
      termination indemnities                                                      (486)             (559)          (113)
    Changes in operating assets and liabilities:
      Accounts receivable trade                                                  (4,588)           (5,274)       (15,055)
      Inventories                                                                  (250)             (287)           712
      Accounts payable and other current liabilities                              3,645             4,189         (1,930)
      Accrued payroll and social contributions                                      866               995         (1,184)
      Other, net                                                                    449               516            348
                                                                          --------------    --------------  -------------

Net cash provided by (used in) operating activites                               (2,439)           (2,803)       (18,042)
                                                                          --------------    --------------  -------------

Cash flows from investing activities
  Purchases of property, equipment
    and improvements                                                               (732)             (841)          (961)
  Proceeds from disposal of property, equipment
    and improvements                                                                  2                 2             24
  Additions to intangible assets                                                   (203)             (233)           (35)
  Changes in assets held for disposition                                              -                              377
                                                                          --------------    --------------  -------------

Net cash provided by (used in) investing activities                                (933)           (1,072)          (596)
                                                                          --------------    --------------  -------------

(1) Exchange rate: Euro 1.1494 = U.S. $1 as of March 31, 2002, unaudited and presented for convenience purposes only.


          See accompanying notes to consolidated financial statements.

                        SPIGADORO, INC. AND SUBSIDIARIES

                                   (unaudited)

                                                                                   Three months ended March 31,
                                                                          ------------------------------------------------
                                                                               2001             2001            2000
                                                                          ---------------   ------------    --------------
                                                                          (thousands of          (thousands of Euro)
                                                                           Dollars) (1)
Cash flows from financing activities
  Proceeds from long-term debt                                                       110             126
  Payments of long-term debt                                                        (734)           (844)            (562)
  Net change in short-term borrowings                                              4,254           4,890           14,714
                                                                          ---------------   -------------   --------------

Net cash provided by (used in) financing activities                                3,630           4,172           14,152
                                                                          ---------------   -------------   --------------

Effect of exchange rate on cash                                                      101             116             (285)
                                                                          ---------------   -------------   --------------

Net increase (decrease) in cash and
  cash equivalents                                                                   359             413           (4,770)

Cash and cash equivalents, beginning of year                                       3,561           4,093           13,675
                                                                          ---------------   -------------   --------------

Cash and cash equivalents, end of year                                           $ 3,920           4,506            8,905
                                                                          ===============   =============   ==============


Supplemental disclosure of cash flow information,
  cash paid during the year for:
    Interest                                                                     $ 1,178           1,350            1,540
                                                                          ===============   =============   ==============

(1) Exchange rate: Euro 1.1494 = U.S. $1 as of March 31, 2002, unaudited and presented for convenience purposes only.

          See accompanying notes to consolidated financial statements.

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands of Dollars; in thousands of Euro)


NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

           INTERIM FINANCIAL INFORMATION - The unaudited interim consolidated financial statements contain all adjustments consisting of normal recurring adjustments, which are, in the opinion of the management of Spigadoro, Inc. ("Spigadoro"), necessary to present fairly the consolidated financial position of Spigadoro as of March 31, 2002, and the consolidated results of operations and cash flows of Spigadoro for the periods presented. Results of operations for the periods presented are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Spigadoro's annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

           PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Spigadoro, Inc., its wholly-owned subsidiaries Petrini S.p.A. (Petrini), Petrini Foods International Inc. (PFI), Pastifico Gazzola S.p.A. (Gazzola), Spigadoro Food S.p.A., IAT AG, Switzerland (IAT AG), IAT Deutschland GmbH Interactive Medien Systeme Bremen (IAT GmbH), and 100% of both the General Partner, the limited partnership interest in Columbus-Computer-Handels und Vertriebs GmbH & Co. KG (Columbus) (collectively the Company). All intercompany accounts and transactions have been eliminated.

           GOING CONCERN - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the period ended March 31, 2002 the Company incurred net losses of Euro 5,291 ($4,603) and, as of March 31, 2002, the Company's current liabilities exceeded its current assets by Euro 32,921 ($28,641). The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. However, in order to address the disappointing results, management has started implementing a restructuring plan devised to continue reducing fixed costs, while improving gross margins and cash flows in order to sustain operations. Based on actions undertaken in year 2001 and currently this year, and assuming access to the Company's lines of credit are restored, management believes the Company should be able to generate sufficient cash flow to meet its obligations on a timely basis. The Company is exploring the possibility of selling certain assets, including certain non-essential real estate assets, the value of which, the Company believes, exceeds its current book value.

           FOREIGN CURRENCY TRANSLATION - The consolidated financial statements of the Company have been prepared in Euro, the Company's functional currency, since principally all of the continuing operations are headquartered in Italy. The subsidiary located in the United States, has been converted to Euro from U.S. Dollars, using the exchange rate at the end of the period for balance sheet items, except for equity accounts which are translated at historical rates and the average exchange rates for the period for statement of operations items and for statement of cash flow items. The translation differences are recorded as accumulated other comprehensive income.

           The consolidated financial statements of the Company, including U.S. Dollar information in the notes to the consolidated financial statements, have been translated into U.S. Dollars for the convenience of the readers and have been made at the rate of Euro
           1.1494 to U.S. $1.00, approximating the Noon Buying rate of the Federal Reserve Bank of New York at March 31, 2002. All monetary amounts are in thousands of Euro and thousands of U.S. Dollars excluding per share information. Such translation should not be construed as a representation that the Euro amounts could be converted into U.S. Dollars at that, or any other rate.

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands of Dollars; in thousands of Euro)


NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

           INCOME (LOSS) PER COMMON SHARE - The Company complies with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share is computed by dividing income of the entity by the weighted average number of common shares outstanding for the period. Basic earnings per share excludes shares held in treasury and shares held in escrow pending release upon the occurrence of specified economic events. Shares held in treasury were 102,000 at March 31, 2002. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted income per common share is the same as basic income per common share for the three months ended March 31, 2002.

           RECENT FINANCIAL ACCOUNTING ANNOUNCEMENTS - In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations." Statement 141 addresses financial accounting and reporting for business combinations initiated after June 30, 2001 and supersedes Accounting Principles Board Opinion No. 16, "Business Combinations." The most significant accounting differences from Opinion 16 are that Statement 141 requires that all business combinations be accounted for under the purchase method, thereby eliminating the pooling-of-interests method, and establishes new criteria for identifying acquired intangibles separately from goodwill with the expectation that more intangibles will now be identified. Statement 141 also expands the disclosure requirements of Opinion 16. The provisions of Statement 141 apply prospectively to business combinations initiated after June 30, 2001. Because we historically have not been able to meet the criteria for pooling-of-interests accounting, the elimination of that method is expected to have no effect on us.

           In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). This accounting standard addresses financial accounting and reporting for goodwill and other intangible assets and requires that goodwill amortization be discontinued and replaced with periodic tests of impairment. A two-step impairment test is used to first identify potential goodwill impairment and then measure the amount of goodwill impairment loss, if any. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and is required to be applied at the beginning of the fiscal year. Impairment losses that arise due to the initial application of this standard will be reported as a cumulative effect of a change in accounting principle. The first step of the goodwill impairment test, which must be completed within six months of the effective date of this standard, will identify potential goodwill impairment. The second step of the goodwill impairment test, which must be completed prior to the issuance of the annual financial statements, will measure the amount of goodwill impairment loss, if any.

           In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. The Company is currently in process of identifying any potential goodwill impairment. This step will be completed by June 30, 2002.

           RECLASSIFICATIONS - Certain prior period amounts have been reclassified to conform to current period presentation.

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands of Dollars; in thousands of Euro)

NOTE 2 -   COMPREHENSIVE INCOME (LOSS):

                                                                   Three Months Ended March 31,
                                               2002                 2002                 2001
                                         -----------------    --------------------------------------
                                            (thousands
                                            of Dollars)                (thousands of Euro)

Net income (loss)                                $ (4,603)              (5,291)              (3,571)
Other comprehensive loss
 net of tax:
  Foreign currency translation adjustment            (129)                (148)                (146)
                                         -----------------    -----------------    -----------------
                                                 $ (4,732)              (5,439)              (3,717)
                                         =================    =================    =================

NOTE 3 -   INVENTORIES:

           Inventories consisted of:

                                              March 31,            March 31,           December 31,
                                                 2002                 2002                 2001
                                           -----------------    --------------------------------------
                                              (thousands
                                              of Dollars)                (thousands of Euro)

Raw materials and consumables                       $ 5,827                6,697                7,740
Work-in-process                                         248                  285                  136
Finished goods                                        5,500                6,322                5,141
                                           -----------------    -----------------    -----------------

                                                   $ 11,575               13,304               13,017
                                           =================    =================    =================

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands of Dollars; in thousands of Euro)

NOTE 4 -   INFORMATION BY SEGMENT:

           The Company manages its business on a segment basis. The significant segments operated by the Company consist of: (i) pasta and other food products, (ii) animal feed and other activities. Information related to the significant segments is reported below for the three month period ended March 31, 2002 and 2001. The Company evaluates its segments performances based on the EBITDA and the income from operations. The accounting policies of the segment are substantially the same as those described in Note 1.

                                                        Food               Animal                              Total
                                                      Products            Activities         Corporate        Company
                                                  -----------------    ----------------    -------------    -------------
Three months ended March 31, 2002:
(thousands of Dollars)

Total revenue                                             $ 16,880            $ 22,863      $         -         $ 39,743
Depreciation and amortization                                1,106                 514              215            1,835
EBITDA                                                      (1,586)                890             (231)            (927)
Income (loss) from operations                               (2,692)                376             (488)          (2,804)
Identifiable long-term assets (property,
  plant and equipment and intangibles)                      47,843              20,559                            68,402
Capital expenditures                                           689                 246                               935

Three months ended March 31, 2002:
(thousands of Euro)

Total revenue                                               19,402              26,279                            45,681
Depreciation and amortization                                1,271                 591              247            2,109
EBITDA                                                      (1,823)              1,023             (266)          (1,066)
Income (loss) from operations                               (3,094)                432             (561)          (3,223)
Identifiable long-term assets (property,
  plant and equipment and intangibles)                      54,992              23,630                            78,622
Capital expenditures                                           792                 283                             1,075

Three months ended March 31, 2001:
(thousands of Euro)

Total revenue                                               18,729              26,007                            44,736
Depreciation and amortization                                1,396                 498              317            2,211
EBITDA                                                        (265)                943             (361)             317
Income (loss) from operations                               (1,661)                445             (952)          (2,168)
Identifiable long-term assets (property,
  plant and equipment and intangibles)                      54,785              24,885                            79,670
Capital expenditures                                           497                 499                               996

                        SPIGADORO, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands of Dollars; in thousands of Euro)


NOTE 5 -   FACTORING OF RECEIVABLES:

           In September 1999, the Company executed contracts with a factoring agency for the sale, without recourse, of trade receivables. Pursuant to the contract, the Company continues to collect on behalf of the factor and accounts for the collection of the receivables sold to the factoring agency. At March 31, 2002 the amount of such collections are included in cash and cash equivalents and the liability to the factoring agency is reported as short term borrowings for an amount of Euro 10,429 ($9,073) and Euro 8,387 at December 31, 2001. At the same date, the amount of receivables sold to the factoring agency and not yet expired and collected was Euro 10,755 ($9,357) and Euro 13,997 at December 31, 2001.

NOTE 6 -   CONTINGENCIES:

           The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the amount of any ultimate liability with respect to these actions will not materially affect the Company's combined financial statements or results of operations.

NOTE 7 -   STOCKHOLDERS' EQUITY

           In February 2002, the Company issued an aggregate of 3,000,000 shares of Common Stock. The shares were issued as additional consideration in connection with the extension of payment terms of a Euro 6.1 million ($5.3 million) note with a related party and the issuance of two new notes to related parties with a principal amount aggregating approximately Euro 7.6 million ($6.6 million). The shares were valued at $0.31 and $0.40 per share, respectively, and resulted in debt discount of approximately Euro 1,154 ($1,005) and an equivalent increase in paid-in capital.

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

This Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provision under Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "projects", or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to known and unknown factors and uncertainties which could cause actual results to differ materially from those described in or implied by such forward-looking statements. Readers are advised not to place undue reliance on these forward-looking statements which speak only as of the date they were made. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-Q to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include, but are not limited to, those set forth under "Risk Factors" and elsewhere in, or incorporated by reference from time to time into our filings with the Securities and Exchange Commission. These factors include the following: if we do not obtain sufficient additional funds our ability to continue operating in the ordinary course may be impaired; we experience significant fluctuations in our operating results due to a number of business factors; our substantial debt may adversely affect our ability to obtain additional funds and increases our vulnerability to economic or business downturns; Vertical Financial Holdings and affiliated entities control Spigadoro; our operating results will be adversely affected by charges from acquisitions; our strategy of acquiring other companies for growth may not succeed and may adversely affect our financial condition, results of operations and cash flows; intense competition in the pasta and animal feed industries may adversely affect operating results; our business may be adversely affected by risks associated with foreign operations; and other risks. In addition, our acquisition negotiations are in various stages and we have no agreement or arrangements relating to any acquisitions. We are unable to predict whether or when any of these negotiations will result in any definitive agreements.

OVERVIEW

In December 2001, through our wholly-owned subsidiary, Petrini S.p.A., we acquired all of the issued and outstanding shares of Pastificio Etrusco S.p.A. The purchase price consisted of 3,372,094 shares of Spigadoro common stock at a contractually agreed upon valuation of $1.50 per share, or approximately $5 million in the aggregate. The number of shares is subject to adjustment in the event the market price of our stock is not at least $1.50 on the two-year anniversary of the acquisition. For purposes of valuing the acquisition purchase price, the shares were valued at $1.50.

Our animal feed business produces feed for industrial breeders, family owned breeding farms and domestic pets. Our pasta and flour business produces both branded and private label traditional, specialty and diet pastas and flours for the use of the bakery industry.

Our pasta and flour business and animal feed businesses represented approximately 42.5% and approximately 57.5%, respectively, of our revenues during the first quarter of 2002. Virtually all of our sales of animal feed are in Italy, while approximately 70% of our pasta and flour products are exported to Europe, Southeast Asia, the United States and other parts of the world.

Since substantially all of our operations are currently in Italy, our functional currency is the Euro. Therefore, our financial statements are presented in Euros for financial statement reporting. All amounts stated in US Dollars have been translated into US Dollars for the convenience of the reader at the rate of Euro
1.1494 = US $1.00, which approximates the Noon Buying rate of the Federal Reserve Bank of New York on March 31, 2002.

In the following discussions, most percentages and Euro and US Dollar amounts have been rounded to aid presentation. As a result, all such figures are approximations. In addition, certain items included in our results of operations are described below both in terms of "Operating Subsidiaries (stand-alone)" results and "consolidated" results. "Operating Subsidiaries (stand-alone)" results refer to the consolidated operations of our operating subsidiaries and eliminates the effect of Spigadoro corporate overhead and other corporate expenses, thereby providing the reader with additional information regarding our operations.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 2002 COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 2001.

NET SALES. Net sales for the first quarter 2002 increased by 2.1% to Euro 45.7 million ($39.7 million) from Euro 44.7 million ($38.9 million) for the first quarter 2001. Net sales for animal feed for the first quarter 2002 increased by 1.1% to Euro 26.3 million ($22.9 million) compared to Euro 26.0 million ($22.6 million) for the first quarter 2001 as a result of a 1.4% increase in volumes sold. Net sales for pasta and flour for the first quarter 2002 increased by 3.7% to Euro 19.4 million ($16.9 million) from Euro 18.7 million ($16.3 million) for the first quarter 2001. The increase in pasta and flour sales is primarily due to a 7.6% sales increase at Gazzola from Euro 10.1 million ($8.8 million) in the first quarter 2001 to Euro 10.9 million ($9.4 million) in the current quarter. This increase was a result of improved product mix and certain price increases, as sales volume declined 10.6% due to management's elimination of low margin contracts. Spigadoro Food net sales increased by 0.2% to Euro 8.48 million ($9.7 million) versus Euro 8.46 million ($9.7 million) in the first quarter of 2001, while volumes increased 9.9% as a result of the inclusion of Etrusco volumes in the current year period and an agreement with the former owner of Etrusco to produce certain private label pasta at a rate equal to variable costs plus a portion of fixed costs.

GROSS PROFIT. Gross profit for the first quarter 2002 decreased by 18.0% to Euro
7.6 million ($6.6 million), or 16.6% of net sales, from Euro 9.2 million ($8.0 million), or 20.6% of net sales, for the first quarter 2001. The decrease in gross profit and gross margin is primarily due to significant raw material cost increases in both our animal feed and Spigadoro Food divisions that could not be offset by price increases due to strong competition, as well as a significant increase in fixed production costs associated with the transfer of our production from our Bastia facility to Foligno. The transfer of production has resulted in a short-term duplication of certain fixed costs, which we anticipate may impact our results into the third quarter of this year. Our Gazzola subsidiary also experienced raw material cost increases of approximately 3.4% but was able to implement certain price increases that enabled it to maintain gross margins at approximately the level of the prior year.

OPERATING EXPENSES. Operating expenses relating to our Operating Subsidiaries (stand-alone) in the first quarter 2002 decreased by 4.2% to Euro 10.2 million ($8.8 million) from Euro 10.6 million ($9.2 million) in the first quarter 2001, while consolidated operating expenses decreased approximately 5.3% to Euro 10.8 million ($9.4 million) from Euro 11.4 million ($9.9 million) in the first quarter 2001. These decreases were primarily a result of our ongoing cost reduction program, which included headcount reductions, elimination of certain consulting fees and the closing of our office in Milan.

LOSS FROM OPERATIONS. Loss from operations at our Operating subsidiaries (stand-alone) amounted to Euro 2.6 million ($2.3 million) during the first quarter 2002 compared to loss from operations of Euro 1.2 million ($1.0 million) during the comparable 2001 period, while consolidated loss from operations was Euro 3.2 million ($2.8 million) for the first quarter 2002 versus Euro 2.2 million ($1.9 million) in the first quarter of 2001. These decreases were primarily due to the lower gross profit during the 2002 period.

INTEREST EXPENSE. Net interest expense for the first quarter 2002 increased to Euro 2.0 million ($1.7 million) from Euro 1.5 million ($1.3 million) for the first quarter 2001 primarily due to a higher level of outstanding debt in the current year period.

OTHER INCOME. Other income for the first quarter 2002 decreased to Euro 48,000 ($42,000) from other income of Euro 274,000 ($237,000) for the first quarter 2001.

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES. Loss before income taxes for the first quarter 2002 amounted to Euro 5.2 million ($4.5 million) compared to loss before taxes of Euro 3.4 million ($2.9 million) for the first quarter 2001. The increase in loss before income taxes for the first quarter 2002 is primarily due to the lower gross profit, partially offset by lower operating expenses.

NET LOSS. Net loss for the first quarter 2002 amounted to Euro 5.3 million ($4.6 million) compared to net loss of Euro 3.6 million ($3.1 million) for the first quarter 2001. Net loss for the first quarter 2002 was primarily the result of the loss from operations due to the lower gross profit, partially offset by lower operating expenses.

EBITDA. EBITDA relating to our Operating subsidiaries (stand-alone) in the first quarter 2002 decreased to a negative Euro 800,000 ($696,000) from a positive Euro 678,000 ($590,000) in the first quarter 2001. This decrease was primarily due to a decrease in gross profit, particularly at our Spigadoro Food subsidiary where we incurred significantly higher production costs due to the transfer of our production to Foligno. We anticipate that the duplication of certain costs associated with the transfer may continue into the third quarter of this year, but will eventually result in significant annual production cost savings. Consolidated EBITDA for the first quarter 2001 decreased to negative Euro 1.1 million ($927,000) from Euro 317,000 ($276,000) for the first quarter 2001 due the reasons discussed above.

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Although EBITDA is not recognized under U.S. GAAP, it is accepted in the food industry as a generally recognized measure of performance. However, EBITDA should not be considered an alternative to income from operations, net income, cash flow or any other measure of performance as determined in accordance with generally accepted accounting principles, as an indicator of operating performance or as a measure of liquidity.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, our cash and cash equivalents increased to Euro 4.5 million ($3.9 million) from Euro 4.1 million ($3.6 million) at December 31, 2001. Working capital at March 31, 2002 was negative Euro 32.9 million ($28.6 million) compared to negative working capital of Euro 28.6 million ($24.9 million) at December 31, 2001. This increase is due to an increase of short term debt and accounts payable partially offset by an increase in accounts receivable.

Net cash used in operating activities was Euro 2.8 million ($2.4 million) during the first quarter of 2002 compared to Euro 18.0 million ($15.7 million) during the comparable 2001 period. Cash used in operating activities was primarily the result of the net loss and an increase in accounts receivable due to reduced usage of factoring lines, partially offset by an increase in accounts payable.

Net cash used in investing activities amounted to Euro 1.1 million ($933,000) for the first quarter of 2002 compared to net cash used in investing activities of Euro 596,000 ($518,500) for the prior year period. Cash was used in investing activities primarily for purchases of equipment and improvements.

Net cash provided by financing activities in the first quarter 2002 was Euro 4.2 million ($3.6 million) compared to net cash provided by financing activities of Euro 14.2 million ($12.3 million) in the first quarter of 2001. Cash provided by financing activities was primarily the result of a net increase in short-term debt of Euro 4.9 million ($4.3 million).

At March 31, 2002, our total indebtedness increased to Euro 98.2 million ($85.4 million) compared to Euro 94.5 million ($82.2 million) at December 31, 2001 primarily due to additional debt incurred to finance the increase in accounts receivable and the net loss for the period.

At March 31, 2002 we had short-term debt in the aggregate amount of Euro 39.5 million ($34.3 million) comprised of borrowings under short-term lines of credit, indebtedness assumed in the acquisition of Petrini and related party indebtedness assumed in October 2001 in connection with negotiations with our banking syndicate. Based upon our recent agreement to extend the maturity of our Euro 23.2 million ($20.2 million) syndicated credit facility, such debt has been reclassified as long-term debt. We maintain unsecured short-term credit facilities with over 20 Italian banks. These facilities are typically available for terms up to one year and accrue interest at fluctuating rates. Borrowings under these facilities are used to support our Italian operations and are serviced by cash flow from operations.

At March 31, 2002 we had long-term debt (including current portion) in the aggregate amount of Euro 58.7 million ($51.1 million), including our Euro 23.2 million ($20.2 million) working capital facility that matures in 2003. The debt matures over varying terms through 2011 and accrues interest either at fixed annual interest rates ranging from 1.9% to 11.35% or variable rates based upon various interest rate measures. Substantially all of the long-term debt other than the working capital facility is secured by liens on the property of our operating subsidiaries. A portion of the long-term debt is subsidized by government agencies.

During April 2002, we reached an agreement with various banks that provided for an extension of our Euro 23.2 million ($20.2 million) working capital facility for a period of 24 months from October 2001; provided, that we will be required to repay approximately 10% of the principal amount in April 2003, 50% of the outstanding principal amount in June 2003, and the remainder in October 2003. Outstanding amounts will bear interest at a rate equal to EURIBOR plus 125 basis points. Any material adverse change in our financial condition or stockholders' equity will entitle the banks to accelerate the debt. We anticipate that we will be required to finance all or a portion of the prepayment obligations prior to the new maturity dates. We currently have no firm agreements or arrangements to obtain any such financing, and our inability to secure such financing would have a material adverse effect on our operations and financial condition.

At March 31, 2002, we also had outstanding promissory notes in the amounts of $5.3 million, $3.0 million and $3.6 million outstanding to Gruppo Spigadoro N.V., Bebington Holdings N.V. (an affiliate of Gruppo Spigadoro N.V.) and Carlo Petrini, respectively, each of which is a principal stockholder. The Gruppo Spigadoro note is outstanding debt that remains from the acquisition of Petrini in December 1999 and was amended and restated in October 2001 to convert the outstanding balance of the previous demand note into a term loan expiring in December 2002 (or sooner in the event of certain equity or asset sales). The Bebington note and the Carlo Petrini note were issued in October 2001 in exchange for new capital provided by such stockholders at the request of the Italian bank consortium and in connection with the negotiations regarding an extension of the working capital facility discussed above. The proceeds from these notes were used by us to contribute additional equity into our Petrini subsidiary. The loans bear interest at 6% annually and are repayable on December 31, 2002 or sooner in the event of certain equity or asset sales. In the event the principal amount is not repaid on the maturity date, the entire Bebington loan and approximately $1.4 million of the Carlo Petrini loan are automatically convertible into shares of our common stock at a conversion rate equal to 85% of the average closing sale price of our common stock for the ten trading days prior to the maturity date. The remaining portion of the Carlo Petrini loan would be repaid through the assignment by us of a portion of a loan receivable from our subsidiary Petrini S.p.A., after which assignment Mr. Petrini would look only to Petrini S.p.A. for repayment of that portion of the loan. In consideration for the extension of all of these loans, we issued to Carlo Petrini and Gruppo Spigadoro N.V. 600,000 and 2,400,000 shares of our common stock, respectively.

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

We have incurred net losses of Euro 5.3 million ($4.6 million), Euro 21.8 million ($19.3 million) and Euro 4.6 million ($4.1 million) for the first quarter of Fiscal 2002 and for the full year Fiscal 2001 and Fiscal 2000, respectively. Although we have taken several actions to reverse these losses, there can be no assurance that our efforts will be successful. At March 31, 2002, we had a working capital deficit of Euro 32.9 million ($28.6 million) and we will require sufficient additional funds to continue our current operations. We are currently negotiating with certain Italian banks to restore access to lines of credit previously available to us in fiscal 2001. The restoration of such credit lines is critical to our ongoing operations and liquidity. In addition, we are exploring the possibility of selling certain assets, including certain non-essential real estate assets the value of which we believe exceeds its current book value. We may also require additional funds for acquisitions and the integration and management of acquired businesses. We will likely require additional funds to repay portions of our outstanding working capital facility beginning in April 2003, as required by our recent agreement with the banks. We have no present commitments or arrangements to obtain any additional funds and we cannot predict whether additional funds will be available on terms favorable to us or at all. If we cannot obtain funds when required, our business may be adversely affected. Moreover, if we are unable to reach an agreement with the banks regarding the restoration of our access to additional lines of credit, or to otherwise raise additional funds through equity or debt financing or asset sales, our business, financial condition and results of operations, as well as our ability to continue our operations as currently conducted, would be materially adversely affected. Our auditors have included an explanatory paragraph in their report for fiscal 2001 that raises doubt about our ability to continue as a going concern. However, assuming that our lines of credit are restored, as to which there can be no assurance, we believe that our funds, including cash expected to be generated from operations, together with amounts available under our credit facilities and factoring arrangements or made available through asset sales, should be sufficient to finance our working capital requirements and our capital and debt service requirements for the 12 month period following March 31, 2002, depending upon acquisitions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to certain legal proceedings incidental to the conduct of our business, none of which individually or in the aggregate is material to our financial condition and results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 25, 2002, we issued to Carlo Petrini and Gruppo Spigadoro N.V., each a principal stockholder, 600,000 and 2,400,000 shares of our common stock, respectively, in consideration for the issuance and extension of certain loans from such stockholders.

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

                                               SPIGADORO, INC.

                                               By: /s/ Riccardo Carelli
                                                   --------------------
                                                   Riccardo Carelli
                                                   Chief Executive Officer

                                               By: /s/ Larino Teruzzi
                                                   ------------------
                                                   Larino Teruzzi
                                                   Chief Financial Officer

Date:  May 20, 2002